Form 10-K
period 1993-12-31
PACIFIC TELECOM INC
filed 1994-03-25
CIK 96977

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended: December 31, 1993
                           __________________________________________________
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                        to
                               _______________________   ___________________


Commission file number:                        0-873
                         ___________________________________________________

                             PACIFIC TELECOM, INC.
             (Exact name of registrant as specified in its charter)

       State of Washington                                    91-0644974
 (State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

 805 Broadway, P.O. Box 9901, Vancouver, Washington           98668-8701
    (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (206)696-0983

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 4, 1994, there were 39,608,264 shares of Common Stock outstanding. The aggregate market value (based upon the average bid and asked prices) of Common Stock held by nonaffiliates of Pacific Telecom, Inc. on that date was approximately $129,334,000.

                      DOCUMENTS INCORPORATED BY REFERENCE
                   ___________________________________
                                                       Part Into
           Document                                Which Incorporated
           ________                                 __________________

       Portions of 1993 Annual Report
       to Shareholders                                 Parts I and II

       Portions of Proxy Statement for
       1994 Annual Meeting of Shareholders                Part III

                               TABLE OF CONTENTS

                                                                     Page No.
                                                                     ________
Definitions  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3
___________
PART I
______
Item 1   Business
           Introduction  . . . . . . . . . . . . . . . . . . . . . . . .  4
           Telecommunications Operations . . . . . . . . . . . . . . . .  4
             Local Exchange Companies  . . . . . . . . . . . . . . . . .  4
             Long Lines  . . . . . . . . . . . . . . . . . . . . . . . .  6
             Alaska Market Restructuring . . . . . . . . . . . . . . . .  7
             Cellular Operations . . . . . . . . . . . . . . . . . . . .  8
             Pacific Telecom Cable . . . . . . . . . . . . . . . . . . .  9
             International Communications  . . . . . . . . . . . . . . . 10
             Other Communications Subsidiaries and Partnerships  . . . . 11
           Regulation  . . . . . . . . . . . . . . . . . . . . . . . . . 12
             General . . . . . . . . . . . . . . . . . . . . . . . . . . 12
             Local Exchange Companies  . . . . . . . . . . . . . . . . . 12
             Long Lines  . . . . . . . . . . . . . . . . . . . . . . . . 14
           Competition   . . . . . . . . . . . . . . . . . . . . . . . . 15
           Environment   . . . . . . . . . . . . . . . . . . . . . . . . 17
           Employees . . . . . . . . . . . . . . . . . . . . . . . . . . 17
           Construction Program  . . . . . . . . . . . . . . . . . . . . 18
           Acquisition Program . . . . . . . . . . . . . . . . . . . . . 18
Item 2   Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . 18
Item 3   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . 19
Item 4   Submission of Matters to a Vote of Security Holders   . . . . . 20
Item 4A  Executive Officers of the Registrant  . . . . . . . . . . . . . 20


PART II
_______
Item 5   Market for Registrant's Common Equity and
           Related Stockholder Matters . . . . . . . . . . . . . . . . . 22
Item 6   Selected Financial Data . . . . . . . . . . . . . . . . . . . . 22
Item 7   Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . . . . . . 22
Item 8   Financial Statements and Supplementary Data . . . . . . . . . . 22
Item 9   Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure  . . . . . . . . . . . 22


PART III
________
Item 10  Directors and Executive Officers of the Registrant  . . . . . . 23
Item 11  Executive Compensation  . . . . . . . . . . . . . . . . . . . . 23
Item 12  Security Ownership of Certain Beneficial Owners and Management  23
Item 13  Certain Relationships and Related Transactions  . . . . . . . . 23


PART IV
_______
Item 14  Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . 24

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 27

Appendices
         Financial Statements and Supplementary Data
         Statements of Ratio of Earnings to Fixed Charges
         List of Subsidiaries

                                  DEFINITIONS

When the following terms are used in the text, they will have the meanings indicated:

             TERM                             MEANING
             ____                             _______
          Alaska Spur           A portion of the North Pacific Cable
                                  that links Alaska and the lower 48
                                  states

          APUC                  Alaska Public Utilities Commission

          AT&T                  AT&T Communications, Inc.

          Alascom               Alascom, Inc., a wholly-owned
                                  subsidiary of PTI

          CPUC                  Colorado Public Utilities Commission

          Company               PTI and its subsidiaries

          FCC                   Federal Communications Commission

          GCI                   General Communication, Inc.

          IDB                   IDB Communications Group, Inc.

          ICH                   International Communications
                                  Holdings, Inc., a wholly-owned
                                  subsidiary of PTI

          JSA                   The Joint Services Agreement between
                                  AT&T and Alascom for the provision
                                  of certain interstate services to
                                  Alaska

          LEC                   Local exchange company

          MSA                   Metropolitan statistical area

          MTS                   Message toll service

          NECA                  National Exchange Carrier
                                  Association

          North Pacific Cable   A submarine fiber optic cable
                                  between the U.S. and Japan

          POP                   Population equivalents in a cellular
                                  RSA or MSA

          PTC                   Pacific Telecom Cable, Inc., an 80
                                  percent owned subsidiary of PTI

          PT Cellular           Pacific Telecom Cellular, Inc., a
                                  wholly-owned subsidiary of PTI

          PT Transmission       Pacific Telecom Transmission
                                  Services, Inc., a wholly-
                                  owned subsidiary of PTI

          PTI                   Pacific Telecom, Inc., a Washington
                                  corporation

          RSA                   Rural service area

          TRT                   TRT Communications, Inc.

          U.S.                  United States of America

          USF                   Universal Service Fund

          USWC                  US WEST Communications, Inc.

          WATS                  Wide area telephone service

          WUTC                  Washington Utilities and
                                  Transportation Commission

                                     PART I

Item 1.   BUSINESS
          ________
Introduction
____________

       PTI was organized in 1955 to provide telephone service to suburban and rural communities principally in the Pacific Northwest. Since that time, the Company has grown significantly through acquisitions and expanded its service offerings in several areas within the telecommunications industry. This expansion included the provision of long distance services in the State of Alaska, investments in cellular telephone operations and international communications, including the construction of a trans-Pacific fiber optic cable. Over the past few years, the Company's strategy has been to focus on its core business of providing local exchange service to suburban and rural markets and to divest its diversified portfolio of noncore businesses. This strategy is being implemented through the acquisition of LECs, the sale of certain international operations, the consolidation and sale of cellular holdings, and ongoing efforts to achieve a satisfactory restructuring of the Alaska long distance marketplace. With the completed sale of TRT and upon closing of the pending sale of two additional noncore operations, the Company will have exited from all of its material noncore businesses.

       PTI has been a majority-owned subsidiary of PacifiCorp since 1973.
At December 31, 1993, PacifiCorp beneficially owned approximately 87 percent of PTI's common stock.


Telecommunications Operations
_____________________________

   Local Exchange Companies
   ________________________

       The Company's LECs operate under a common business name and logo, PTI Communications. This marketing concept was established in 1991 to create a unified identity for the local operations, improve communication with customers and assist in the marketing of new products and services. As one of the major independent telephone companies in the U.S., the Company's LECs provide both local telephone service and access to the long distance network for customers in their respective service areas. The Company presently operates 20 LECs within eleven states comprised of 398,700 access lines in 253 exchanges. The average number of access lines per exchange is approximately 1,576, reflecting the lower population density generally found in the Company's service areas which are rural in nature. The Company's largest exchange in terms of access lines is in Kalispell, Montana, which had 21,976 access lines at December 31, 1993. Service areas are located primarily in the states of Alaska, Montana, Oregon, Washington and Wisconsin. States also served, but to a lesser extent, include Colorado, Idaho, Iowa, Minnesota, Nevada and Wyoming. (See "Regulation - General.") The Company provides service to its suburban and rural customer base through centralized administrative services.

       During the five years ended December 31, 1993, the number of access lines served by the Company increased from 239,600 to 398,700. Approximately 69,000, 3,200 and 1,100 access lines were added in 1990, 1992 and 1993, respectively, as a result of the acquisitions of several LECs located in the Midwest. The LECs have also experienced strong internal access line growth in certain service areas, as evidenced by a five percent increase in access lines served during 1993. The Company anticipates that access line growth in the future will come from population growth in current service areas and acquisitions.

       The Company's LECs have replaced virtually all of their electromechanical switches with digital switches that provide significant space savings, higher reliability and expanded business and residential service capabilities. High volume traffic routes continue to be upgraded with fiber optic or digital microwave systems to meet customer needs for special services. The fiber optic systems provide increased transmission capabilities at a lower cost. Basic exchange telecommunications radio systems have been installed to provide local service to new and existing customers in more remote areas. The Company has nearly completed the conversion of all multi-party lines to single-party lines. Approximately one percent of the Company's access lines were multi-party at the end of 1993.

       The LECs have contracts with interexchange carriers under which the Company provides billing and collection services. During 1992, the Company signed an agreement to provide these services for AT&T through 2001, and an agreement with Independent NECA Services, a clearinghouse service bureau, to provide these services for other carriers for a minimum of two years. In Alaska, the Company's LECs have similar agreements with Alascom.

       In addition to its basic telephone service, the Company offered enhanced services, such as caller identification, name display, automatic call back, auto recall and call trace, to certain areas of Washington on a trial basis under the Custom Local Area Signaling Service (CLASS). The Company began providing these services in Washington on a permanent basis in January 1994 and plans to make enhanced services available on a trial basis to other service areas during 1994. The Company's existing switching equipment provides these services with minimal software and hardware enhancements. Some of the Company's switching equipment also has other enhanced service capabilities, such as voice messaging and call forwarding, that are being offered to certain of its customers in Washington. The LECs also sell and lease, on a nonregulated basis, customer premise (i.e., telephone) equipment primarily for use by residential customers. As part of this program, residential and business customers are offered maintenance services on a monthly fee basis.

       The Company continues to seek expansion of its local exchange operations through acquisition. In July 1993, the Company acquired Casco Telephone Company (Casco), an LEC in Wisconsin, for cash and shares of the Company's common stock aggregating approximately $4.7 million. The Company acquired shares in the market in an amount approximating those used in the acquisition. Casco has approximately 1,100 access lines, 1,100 cable television subscribers and 18,900 pro-rata cellular POPs in Wisconsin.

       In August 1993, the Company signed a definitive agreement with USWC under which the Company would acquire certain rural telephone exchange properties in Colorado. The properties represent 45 exchanges that serve approximately 50,000 access lines. The Company will pay approximately $207 million for these properties at closing, subject to a purchase price adjustment mechanism, based principally on the estimated book value of the assets to be acquired. Current estimates of book value indicate that the purchase price may be less than $207 million. The Company intends to fund the Colorado acquisition through external debt and internally generated funds. In an attempt to satisfy certain regulatory concerns in Colorado, the Company also entered into a construction contract with USWC in July 1993 that requires the Company to construct and upgrade plant in the properties subject to the agreement. Under the contract, the Company acts as
general contractor for USWC.   The  construction  and  upgrade  program  will
accelerate single-party
service and digital switching required by the CPUC. During 1993, the Company spent $5.7 million under this contract. Expenditures of $28 million are projected to be made under the contract in 1994. If the transaction does not close, USWC is required to reimburse the Company for all of the Company's expenditures under the construction contract including interest.

       The Company filed an application for approval of the transaction with the CPUC in August 1993 and approval, with conditions, was received in early March 1994. The parties to the transaction are reviewing the conditions of the CPUC approval. The Company has also submitted filings with the FCC in which the Company has requested waivers from the FCC to reclassify the exchanges from USWC's study area in Colorado to the Company's study area in Colorado and to permit rate of return regulation on the exchanges being acquired. Approval of the study area waiver would qualify these exchanges for receipt of support from the USF, as the cost to provide service in these exchanges exceeds the national average. Approval of rate of return regulation would allow the Company to replace the incentive regulation adopted for these exchanges by USWC. (See "Regulation - Local Exchange Companies.") Certain local government approvals may also be needed. Transition planning efforts have commenced and the Company expects to close the transaction in late 1994.

       On March 15, 1994, the Company signed letters of intent with USWC to acquire certain rural exchange properties located in Oregon and Washington from USWC for $183 million in cash, subject to certain purchase price adjustments at closing. These properties represent 49 exchanges that serve approximately 34,100 access lines. Many of these exchanges are contiguous to or located near exchanges that the Company owns and operates in these states. The transaction is subject to negotiation of a definitive purchase agreement with USWC, which is expected to be completed in early April. Completion of the transaction will also be dependent on corporate, regulatory and governmental approvals, all of which should be received by late 1994 or early 1995. The Company expects to fund the acquisition of these properties through the issuance of external debt and the use of internally generated funds.


   Long Lines
   __________

       Through Alascom, the Company provides intrastate and interstate MTS, WATS, private line, leased channel and other communications services within Alaska and between Alaska and the rest of the world. Alascom's facilities interconnect with 22 LECs and the military bases within Alaska and with the interstate and international long distance network. Virtually all services are provided in accordance with tariffs filed with the appropriate regulatory agencies. (See "Regulation - Long Lines - Interstate Revenues" for information concerning Alascom's settlements arrangement with AT&T for interstate services.)

       Alascom uses both satellite and terrestrial facilities in providing service. In August 1991, Alascom transferred all interstate MTS and certain interstate private line services from satellite facilities to the Alaska Spur. (See "Telecommunications Operations - Pacific Telecom Cable.") Satellite facilities continue to provide intrastate MTS, WATS and private line services, link remote areas of Alaska to the long distance network (both interstate and intrastate) and serve as alternate routing for vital customer services.

       Alascom operates 17 satellite transponders on Aurora II, a communication satellite that replaced Alascom's original satellite in 1991. Alascom purchased one transponder in July 1993 and leases 16 transponders under an operating lease that expires in mid-1998. Telemetry, tracking, control and in-orbit protection services are provided under contract by GE American Communications, Inc. for the projected service life of the satellite.

       Alascom owns 168 satellite transmit and receive earth stations (including nine transportable earth stations), a 50 percent interest in 46 earth stations used generally for service throughout Alaska and 10 additional earth stations located in the lower 48 states, Hawaii, Panama, Russia and Saudi Arabia. Alascom routinely upgrades earth stations with digital technology to provide enhanced communication services. Approximately 70 percent of the earth station circuits are digital. Alascom has digital switching equipment located at its toll centers in Anchorage, Fairbanks and Juneau. It also owns and operates major terrestrial microwave systems (primarily digital) that provide communications between Anchorage and Fairbanks and Anchorage and the cities on the Kenai Peninsula. The microwave system also interconnects Anchorage with leased Canadian facilities at the Canadian border and with Haines, Juneau and Ketchikan in the rugged terrain of southeastern Alaska. Alascom owns and operates the communications system along the Trans-Alaska Pipeline that is used to monitor and control the flow of oil through the pipeline.

       Alaska's geographic location makes the state strategically important for the military. Alascom has numerous private line facilities serving the government, including several transportable earth stations used to support military communication needs. In 1993, the Company sold four transportable earth stations to the U.S. Department of Defense. Alascom continues to operate one transportable earth station in Saudi Arabia, which provides telecommunication services under an agreement with the U.S. Department of Defense. Alascom is participating in a joint venture providing international MTS and private line service to several locations in the eastern part of Russia.


   Alaska Market Restructuring
   ___________________________

       In 1985, the FCC established a Federal-State Joint Board (FCC CC Docket No. 83-1376) to review the interstate market structure of Alaska and to reconcile various existing and emerging federal policies affecting universal service, rate integration and competition. On October 29, 1993, the Federal-State Joint Board released a Final Recommended Decision (FRD), which proposed modifications to the existing structure for interstate service in and to Alaska. Among other matters, the FRD proposed termination of the JSA between Alascom and AT&T, effective September 1, 1995; the payment by AT&T to Alascom of $150 million for accelerated cost recovery in two equal installments of $75 million each on March 1, 1994 and September 1, 1995; a requirement that AT&T continue to utilize Alascom's facilities for the origination and termination of interstate traffic on a declining scale for a period of two and one-half years following termination of the JSA; and the creation by Alascom of an interstate tariff for carrier services based upon an as yet to be developed allocation of costs between rural and nonrural locations.

       On November 29, 1993, Alascom filed an Application for Review (Application) of the FRD with the FCC. In the Application, Alascom cited multiple substantive and procedural errors contained in the FRD, which it believes render the FRD legally defective and contrary to the public interest.

AT&T and GCI subsequently made filings in opposition to Alascom's Application. To date, the FCC has taken no action on either the FRD or Alascom's Application. By statute, the FCC has the sole and final authority with respect to issues in this proceeding, and may adopt, modify and adopt, or reject the FRD. As a practical matter, since a majority of the FCC Commissioners sit on the Joint Board, final actions taken by the FCC often reflect the recommendations of the Joint Board.

       On October 12, 1993, the Company and AT&T entered into an agreement, under which the parties may exchange proprietary information relating to Alascom's structure and operations. The purpose of the agreement was to promote the possibility of a negotiated resolution of some or all of the outstanding issues relating to the JSA and the restructuring of the Alaska interstate market. Under the terms of the agreement, the substance and progress of any negotiations between the parties are generally not disclosable. Alascom continues its efforts to correct perceived errors in the FRD and to achieve a satisfactory alternative resolution to the Alaska interstate market issues, but is unable to predict the outcome of this matter.


   Cellular Operations
   ___________________

       The Company's wholly-owned subsidiary, PT Cellular, is a holding company with subsidiaries in Alaska, Michigan, Minnesota, Oregon, South Dakota, Washington and Wisconsin. The Company has ownership interests with respect to 29 MSAs and RSAs and manages 11 of these interests in Alaska, Michigan, South Dakota and Wisconsin. The Company also manages five other RSA interests in Minnesota. Revenues from cellular operations represented approximately two percent of total Company revenues in 1993.

       Cellular mobile telephone service is being provided or developed in areas designated as RSAs or MSAs within boundaries defined by the FCC. Cellular systems provide local and long distance telephone services through mobile radio telephones (cellular phones) that are generally either hand-held or mounted in vehicles. These cellular phones transmit and receive radio signals to and from transmitter, receiver and signaling equipment (cell sites). Cell sites in an RSA or MSA are located in a manner that will allow for the most complete coverage of an area. Each cell site is connected to a switching facility that controls the cellular system of the specific RSA or MSA and connects the cellular customer to the conventional wireline local and long distance telephone networks or to other cellular phone users in the area.

   The following table sets forth the Company's POP ownership by state as of December 31, 1993.

                                                 Non-
                 State        Controlled (1)  Controlled       Total
                 _____        __________      __________     _________
                Alaska          201,000              -        201,000
                Michigan        315,000              -        315,000
                Minnesota            -           23,567        23,567
                Oregon               -           96,194        96,194
                South Dakota     16,147              -         16,147
                Washington           -           44,819        44,819
                Wisconsin       688,646         627,407     1,316,053
                              _________         _______     _________

                    Total     1,220,793         791,987     2,012,780
                              _________         _______     _________
                              _________         _______     _________

               (1) Represents interests with respect to
                   RSAs and MSAs where the Company has an
                   ownership position and manages the
                   operations.

       The Company plans to increase its ownership interests in certain cellular properties in order to achieve ownership control and to consolidate the Company's cellular service areas into larger contiguous units for operating efficiencies. This plan may be accomplished through the exchange of existing cellular interests and/or future acquisitions. In 1993, the Company sold its interests in an RSA where it had a noncontrolling position and exchanged an RSA where it had a controlling position. In 1993, the Company also increased its ownership interests in an RSA and gained a controlling interest in an MSA, both of which are in Wisconsin. The Company recognized after-tax gains on these transactions totaling $.8 million. The Company has budgeted $17.9 million for the development of cellular operations over the next three years.

       In 1993, the Company obtained 18,900 pro-rata POPs through an LEC acquisition in Wisconsin and another 75,150 POPs in Wisconsin through the purchase of certain cellular ownership interests. All of the cellular properties in which the Company has an ownership interest are operational. Customers served by the cellular operations controlled by the Company increased 65 percent in 1993, 70 percent in 1992 and 100 percent in 1991.


   Pacific Telecom Cable
   _____________________

       PTC, which is owned 80 percent by PTI and 20 percent by Cable & Wireless plc (C&W), a United Kingdom corporation, is involved in the operation, maintenance and sale of capacity of a submarine fiber optic cable between the U.S. and Japan, known as the North Pacific Cable. The eastern end of the cable is operated by PTC. The western end is operated by International Digital Communications, Inc. (IDC), a Japanese corporation. Major IDC shareholders include C. Itoh & Co., Ltd, Toyota Motor Corporation, Pacific Telesis International and C&W.

       The North Pacific Cable is the first submarine fiber optic cable to provide direct service between the U.S. and Japan. In addition, through the Alaska Spur, it provides the first digital fiber optic link between Alaska and the lower 48 states. Service between the U.S. and Japan is carried on three, 420 Mbit/s digital fiber optic pairs, providing a total capacity of 1,260 Mbit/s. Service between Alaska and the lower 48 states is carried on one, 420 Mbit/s digital fiber optic pair. On the eastern end, the cable lands at Pacific City, Oregon and Seward, Alaska. From the landing stations, traffic is transmitted to carrier access centers near Portland, Oregon and Anchorage, Alaska for interconnection with digital communications facilities serving the lower 48 states and Alaska and with facilities transmitting traffic to foreign countries. In 1991, PTC sold capacity on the Alaska Spur and capacity in the landing station facilities at Pacific City, Oregon and Seward, Alaska to Alascom for approximately $56 million. In December 1992, Alascom sold 11 percent of the Alaska Spur's capacity to GCI. On the western end, the cable lands at Miura, Japan, and traffic is transmitted to IDC's carrier access centers in Tokyo, Yokohama and Osaka for interconnection with Japanese domestic service providers. For service to points beyond Japan, IDC has constructed a 75-mile submarine cable from Miura to Chikura where it interconnects with other international cables. IDC also participates in the Asia Pacific Cable system that links Miura with Hong Kong, Singapore, Taiwan and Malaysia.

       Construction and laying of the North Pacific Cable were completed in December 1990, the system was made available for commercial traffic in May 1991 and final system acceptance occurred in November 1991.

Forty-one private and government-owned telecommunications firms representing 25 countries have purchased approximately 51 percent of the cable's 17,010 circuit capacity. PTC recognized revenues of $4.9 million in 1993, $10.8 million in 1992 and $30.9 million in 1991 related to cable and backhaul capacity sales, excluding the Alaska Spur revenues.

       The cable system is operating under a warranty of one to eight years depending on the component of the system. The cable contractor has agreed to certain remedies, including providing industry support programs and enhanced repair arrangements. The Company reduced the cable inventory carrying value by $19.2 million in 1993 as a result of the agreement with the cable contractor and increased cash and accounts receivable by a corresponding aggregate amount.

       PTC continues to market the remaining 49 percent of unsold capacity. Marketing efforts have included the completion of tests demonstrating the feasibility of transmitting international high-quality television signals via fiber optics using the North Pacific Cable. Based on the Company's estimates of growth in trans-Pacific demand for communications capacity and the availability of other sources of capacity over the next five years, PTC believes that a majority of the remaining capacity can be sold in that time frame.

       PTC, IDC and C&W (Founders) are responsible for procuring maintenance for the North Pacific Cable and have renewed the existing maintenance arrangements with Cable & Wireless (Marine) Limited for an additional five-year period beginning in April 1994. Thereafter, the contract has annual renewal options for up to five years. The Founders continue to seek arrangements for a maintenance vessel to be available for service on the western end of the cable. The majority of maintenance service costs are passed on to owners of capacity on the cable.

       PT Transmission provides restoration services for the eastern end of the North Pacific Cable under the terms of its tariff. In the event of a cable failure, restoration services are provided via a PT Transmission satellite earth station located at Moores Valley, Oregon.


   International Communications
   ____________________________

       Since 1990, the Company had reported ICH as a discontinued operation for financial statement reporting purposes. In October 1993, the Company purchased the remaining minority interest in ICH, which held investments in international telecommunications subsidiaries, including TRT. TRT provides international record messaging, message telephone and private line service between the U.S. and foreign countries, as well as special domestic communications services. The 14.9 percent minority interest in ICH was purchased from a subsidiary of France Cables et Radio.

       On September 23, 1993, the Company completed the sale of TRT, the major operating subsidiary of ICH, and a smaller subsidiary, to IDB for 4.5 million shares of IDB common stock and $1 million in cash. The agreement provided for the transfer of certain tangible assets and lease obligations from TRT to ICH. Based on the market value of IDB stock at closing, the Company recognized an after-tax gain from discontinued operations of $60.4 million on the sale of TRT and the smaller subsidiary. The IDB common stock was registered and sold in a secondary public offering in November 1993 and the Company received $45 per share before commissions and expenses. The $190.9 million in proceeds received by ICH from the sale of IDB stock was paid to PTI in the form of intercompany note repayments and dividends. PTI used these funds to reduce its long-term and short-term debt. (See Notes 3, 4 and 12 to the Consolidated Financial Statements incorporated herein by reference.)


   Other Communications Subsidiaries and Partnerships
   __________________________________________________

       In May 1984, the Company entered into a 50 percent partnership, Bay Area Teleport, involved in designing, constructing, operating and marketing a regional microwave system and satellite earth station complex near
San Francisco, California. During 1991, the partnership was restructured. Under the restructure agreement, the Company received 100 percent of Bay Area Teleport, which is currently held by PTI Harbor Bay, Inc., a wholly-owned subsidiary. After the restructure, Bay Area Teleport was reorganized into two corporations, Niles Canyon Earth Station, Inc. (Niles Canyon), which provides satellite uplink and downlink services, and Bay Area Teleport, Inc., which provides transmission services principally in the greater San Francisco Bay Area. In the transaction involving the sale of TRT, the Company also sold Niles Canyon to IDB. Proceeds related to the sale of the IDB stock received in exchange for the stock of Niles Canyon amounted to $4.3 million. (See "Telecommunications Operations - International Communications" concerning this transaction.)


       The Company also owns Upsouth Corporation (Upsouth), which owns an earth station complex near Atlanta, Georgia and another near Carteret, New Jersey.

       In October 1993, the Company agreed to sell PTI Harbor Bay and
Upsouth to IntelCom Group, Inc. (IntelCom:ITR) for 853,147 shares of IntelCom stock and $.2 million in cash. The Company will also receive at least 250,000 more shares of IntelCom common stock in lieu of debt that will not be assumed by the purchaser. The Company will be granted certain demand and piggyback registration rights for the IntelCom stock it receives and expects the transaction to close in the first half of 1994. Based on recent prices for IntelCom stock, the Company could record a pre-tax gain ranging from $7 million to $10 million on this transaction, excluding selling commissions and other expenses. The actual gain or loss realized will be dependent on IntelCom's stock price when the shares are sold. The transaction is subject to necessary regulatory approvals. IntelCom provides alternative local network access, local area networks and systems integration, as well as operating a full-service domestic and international satellite uplink teleport.

       In 1989, the Company acquired three AM/FM combination radio stations in Oregon, Nevada and Idaho in an effort to protect an investment made when the Company was investing in non-telecommunications businesses. In 1992, the AM radio station in Idaho was contributed to an institution of higher education. The Company also has signed a letter of intent to sell the FM station in Idaho and is waiting for regulatory approval of the sale, which is expected to close in the first half of 1994.

Regulation
__________

   General
   _______

       Alascom and the Company's LECs operate in an industry that is subject to extensive regulation by the FCC and state regulatory agencies. Virtually all services, both local and long distance, are provided in accordance with tariffs filed with the appropriate regulatory agencies. The telecommunications industry continues to undergo change as a result of a series of regulatory and judicial proceedings regarding the deregulation of certain aspects of the industry. The FCC and some state regulatory agencies are exploring alternative forms of regulation that depart from traditional rate of return regulation for telecommunications companies. These alternatives include possibilities of opening local exchange franchises to encourage greater competition. The effects of any such alternative form of regulation on the Company's LECs is uncertain.

       Interstate and certain international services provided by Alascom are governed by tariffs filed with the FCC. The Company's LECs are governed by tariffs filed with the FCC for interstate access services provided to interexchange carriers. The FCC also licenses other aspects of the Company's telecommunications operations, including the construction and operation of its microwave, cable and radio facilities and its satellite and earth stations.

       As part of its regulation, the FCC prescribes a Uniform System of Accounts (USOA) that dictates the account structure and accounting policies used by both Alascom and the LECs. The FCC also establishes the principles and procedures (separations procedures) that allocate telephone investment, operating expenses and taxes between interstate and intrastate jurisdictions for the Company's LEC operations and Alascom. Generally, the state regulatory agencies have adopted the USOA and the principles and procedures prescribed by the FCC.

       To discourage carriers from subsidizing the cost of nonregulated business activities and to protect customers from unjust and unreasonable rates, the FCC and certain state regulatory commissions have adopted accounting and cost allocation rules for segregating the costs of regulated services and nonregulated services. The rules are based on fully distributed costing principles. In addition to segregating costs, the accounting policies prescribe guidelines for recording transactions between affiliates, require monitoring of jurisdictional earnings of various services and set forth a process for auditing the allocation procedures.

       The Company's cellular interests are regulated by the FCC with respect to the construction, operation and technical standards of cellular systems and the licensing and designation of geographic boundaries of service areas. Certain states also require operators of cellular systems to satisfy a state certification process to serve as cellular operators.


   Local Exchange Companies
   ________________________

       The facilities of the Company's LECs are used principally to provide local telephone service and customer access to the long distance network. The costs of providing services are allocated between the interstate and intrastate jurisdictions.

       Interstate service costs (both traffic sensitive and nontraffic sensitive) are recovered through an access charge plan under which LEC and NECA tariffs filed with the FCC allow for charges to interexchange carriers for access to customers. The traffic sensitive costs are recovered either directly through access charges or through settlements with NECA. The nontraffic sensitive portion (subscriber loop) of these interstate-related costs is recovered through a settlement process with NECA. The nontraffic sensitive revenue pool administered by NECA is funded by a subscriber line charge to individual customers, interexchange carrier access charges and long-term support payments by nonpooling LECs. Since January 1, 1991, the interstate rate-of-return authorized by the FCC for LECs' interstate access services, has been 11.25 percent. The USF administered by NECA compensates companies whose nontraffic sensitive costs per subscriber are greater than an established threshold over the national average. Due to the suburban and rural nature of its operations, most of the Company's LECs receive this compensation, as the cost of providing local service in rural areas generally exceeds the national average.

       In November 1993, based on a concern over recent growth in the size of the USF, a Federal-State Joint Board issued a recommended decision to the FCC proposing the adoption of interim USF rules. These interim rules recommend that an indexed cap be placed on USF growth to allow the USF to grow at a rate no greater than the rate of growth in the U.S.'s total working local loops. The interim rules are intended to allow moderate growth in the total level of the USF while the FCC and the Federal-State Joint Board undertake a re-evaluation of the USF assistance mechanism. The Federal-State Joint Board proposed that the interim rules remain in effect for two years. The FCC adopted the Joint Board recommendation at the end of 1993. As most of the Company's LEC operations receive USF compensation, significant changes to the USF assistance mechanism could affect the Company's future results. The Company believes that placing the indexed cap on USF growth may have a negative impact on the Company's revenues, but the impact is not expected to be material. In addition, the Company may request a revenue increase at the state level to offset some or all of the lost assistance where USF proceeds are used to maintain lower rates.

       As an alternative for rate-of-return regulation, the FCC adopted optional incentive regulation for LECs beginning in 1991. Due to specific constraints, including the requirement that all LECs under common ownership must adopt incentive regulation when it is adopted by any LEC in the group, it is unlikely that the Company will adopt this form of regulation in the near future. NECA has recently filed with the FCC its own recommendation for an incentive regulation plan. The Company intends to monitor the progress of NECA's efforts and evaluate its options if an alternative regulation plan is implemented.

       In September 1993, the Company filed, in compliance with FCC Docket No. 91-213, to restructure its interstate switched access transport prices consistent with the related proposal of the Telephone Utilities Exchange Carrier Association, which was ultimately approved by the FCC in December 1993 and made effective January 1, 1994. The local transport restructure proceeding accomplished a further unbundling of exchange carrier switched access services. The new structure is expected to promote network efficiency by moving access prices for local transport closer to cost.

       In 1993, the Wisconsin Public Service Commission (WPSC) mandated a new service, effective December 1, 1993, called Extended Community Calling
(ECC). This service extends local calling areas to allow customers to reach their local areas of interest without incurring long distance charges, even if exchange boundaries are crossed. These areas of interest generally extend 15-miles from the customer's home exchange. The Company believes that ECC will cause immaterial reductions in the Company's billing and collection revenues and access revenues, which reductions are expected to be offset in part by ECC revenues.

       In Washington, a process was started in 1990 to restructure rates to allow the conversion of all multi-party to single-party lines, to eliminate touchtone charges and to offer certain customers Extended Area Service (EAS). In August 1993, the Company proposed additional revisions to rates for further extension of EAS to substantially all of its Washington customers.
By the end of 1994, all lines in Washington are expected to be single-party, with approximately 98 percent having EAS capabilities. In May 1993, toll free calling was implemented for the entire Flathead Valley in Montana. Evolution to single-party service in Montana was completed during 1993.
These changes are not expected to have a significant effect on the financial results of the Company.

       The Company received authorization from the Oregon Public Utilities Commission to implement revised depreciation rates retroactive to January 1, 1993. This adjustment increased the depreciation rate and increased operating expenses by $2.2 million. In addition, the Company has a depreciation study on file with the WUTC for its LEC operations in the state of Washington. The Company is in negotiation with the WUTC to resolve issues relating to the proposed depreciation rate increase. The Company has also agreed to provide a depreciation study to the APUC.


   Long Lines - Interstate Revenues
   ________________________________

       Alascom's interstate MTS and WATS revenues are presently derived through the JSA with AT&T providing for cost-based settlements determined in accordance with historical practices and regulatory procedures. The entire Alaska interstate long distance market, including these procedures and the settlement arrangement, have been under review by a Joint Board for several years. Prior to 1991, AT&T, GCI and Alascom submitted proposals to the Joint Board recommending alternative market structures in Alaska. None of these proposals were acted upon by the Joint Board or the FCC. In December 1991, the Company and AT&T signed an agreement to transfer to AT&T the provision of interstate and international MTS and WATS services then currently provided in Alaska by Alascom. This agreement terminated in January 1993 without implementation. In October 1993, the Joint Board issued a final recommendation concerning the restructuring of the interstate telecommunications market for Alaska. That recommendation is awaiting FCC
action.   (See  "Telecommunications  Operations - Alaska  Market
Restructuring.")


   Long Lines - Access Charges
   ___________________________

       While Alascom's interstate MTS and WATS revenues continue to be determined under the JSA with AT&T, Alascom purchases access to the local network under an access tariff and billing and collection services under a separate contract. These charges for interstate access services are determined using access charge procedures used by LECs in the contiguous 48 states. (See "Regulation - Local Exchange Companies.") Interstate access charges and billing and collection charges are included under the JSA with AT&T.

       Alascom makes payments for intrastate access charges through a state access tariff. The access charge system was implemented in 1991 to
accommodate intrastate  competitive  entry.   (See "Competition - Long Lines
- - - -Intrastate.")

The Alaska Exchange Carriers Association coordinates the filing of access tariffs and the pooling of costs. The adoption of intrastate access charges has had no material adverse effect on the Company's results of operations. Alascom purchases intrastate billing and collection services under a separate contract.


   Long Lines - Alaska Spur
   ________________________

       In November 1989, Alascom filed an application with the FCC seeking authorization to acquire the Alaska Spur. (See "Telecommunications Operations-Pacific Telecom Cable.") On May 13, 1991, the FCC granted Alascom authorization to acquire and operate the Alaska Spur, subject to certain conditions. Alascom requested the FCC to issue a revised order without the conditions and did not accept the authorization. Subsequently, the FCC issued temporary authorization for Alascom to acquire and operate the Alaska Spur, subject to periodic renewal. The Alaska Spur was placed into service in August 1991. The request for reconsideration of the order is still pending before the FCC. The FCC has granted Alascom a renewal of the temporary authorization through August 8, 1994. In December 1992, Alascom sold 11 percent of the Alaska Spur's capacity to GCI.


Competition
___________

   Local Exchange Companies
   ________________________

       The Company's LECs have experienced little competition in providing basic services, primarily due to the suburban and rural nature of their service territories. Competition from the development of alternative networks by other carriers and of private networks (bypass) by government agencies and large corporate customers has resulted in minor diversions of traffic from the Company's LECs. To date, the Company has also experienced little competition from cable TV providers and wireless technologies. Competition from these sources may increase if regulators open basic telephone service to cable TV operators and as wireless technologies advance. However, investment by others in facilities will be required to provide competitive service and these investments will be based on appropriate economic opportunities and demand for such services. The Company believes it is well positioned to meet this type of competition and that price and service are the significant competitive factors in dealing with alternative networks, bypass and other forms of competition.

       With respect to access service, the Company's LECs may face competition from several sources in the future. Alternative or competitive access carriers (CAPs) have, in various parts of the country, constructed facilities which bypass those of the local exchange carrier to provide access between customers and interexchange carriers. The location and extent of such activity is determined by a number of factors, including applicable state and federal regulatory policies, and economic and market conditions in the area. A number of interexchange carriers have also announced or implemented programs to construct facilities which bypass those of local exchange companies. AT&T has entered into an acquisition agreement with a major cellular company, McCaw Cellular Communication, in part for the apparent purpose of reducing its dependence upon local exchange companies for access services. MCI has announced a program for construction of facilities in twenty major metropolitan areas, also for the purpose, in part, of reducing its dependence upon local exchange companies for access services.

       The Company believes that the activities of CAPs and the major interexchange carriers, at present, do not pose a direct, material threat to the Company's revenues due to the rural nature of its operations. The Company anticipates that competition in services and facilities will evolve over time in its LEC service areas. The Company is reviewing the potential effect such competitive activity may have on its operations and is analyzing ways to benefit from changes which may occur as competition increases.


   Long Lines - Interstate
   _______________________

       In 1982, the FCC authorized a variety of carriers to provide interstate services in Alaska in competition with Alascom. GCI, a carrier providing private line, MTS and WATS equivalent services to and from Alaska, attracted a significant number of customers as LECs converted to equal access in Anchorage, Fairbanks, Juneau and other areas. Although rates were a significant competitive issue during the introduction of equal access, the rate advantage enjoyed by GCI prior to rate integration was reduced with the integration of toll rates in January 1987 and subsequent nationwide annual rate reductions through 1990. As a result of these rate reductions and other factors, Alascom has experienced growth in interstate billed minutes of 6.2 percent in 1993, 11.9 percent in 1992 and 10.4 percent in 1991. The Company believes that with minimal rate differences, service is currently the predominant competitive factor in the Alaska interstate market.


       In January 1990, GCI filed a petition for rulemaking with the FCC seeking to abolish the present prohibition against construction of duplicate earth station facilities in rural Alaska. GCI stated that it desired to extend its services to rural Alaska over a five-year period. Alascom opposed GCI's petition, as being contrary to the public interest. The FCC has taken no action with regard to the GCI petition.


   Long Lines - Intrastate
   _______________________

       In 1990, the Alaska Legislature enacted legislation that authorized intrastate competition and the APUC established specific regulations for competition that allowed facilities-based competition in some areas, but prohibited construction of duplicative facilities in most remote locations. The APUC also designed a competitive framework under which high costs of providing service in rural locations are shared by Alascom and its competitors through the LEC access charge pooling mechanism.

       Intrastate competition in Alaska commenced in May 1991. Competition has been introduced in approximately 90 percent of the Company's intrastate market. The Company's intrastate long distance service revenues, net of related access charges, accounted for approximately five percent of the Company's total revenues for 1993 and six percent in 1992 and 1991. As a result of competition, intrastate minute volumes increased 1.7 percent in 1993 and decreased 7.3 percent in 1992 and 4.9 percent in 1991. The Company has mounted a marketing campaign in response to this competition and believes that price and service are the significant competitive factors in this market.

   Cellular Operations
   ___________________

       Under FCC guidelines, two licenses were granted in each MSA and RSA to provide cellular service. All of the MSAs and RSAs in which the Company has an ownership interest are operational. The Company believes that price and service are significant competitive factors in the cellular market. A competitive threat to cellular operations from other wireless communications technologies also exists. This threat may increase as these technologies are developed in the future.

       In September 1993, the FCC allocated 160 megahertz (MHz) of spectrum for Personal Communications Services (PCS). The FCC created seven licensed frequency blocks representing 120 MHz of spectrum and identified 40 MHz of spectrum for unlicensed PCS. The licensed spectrum was channelized into two 30 MHz blocks, one 20 MHz block and four 10 MHz blocks. The FCC defined the PCS license areas based on 51 Major and 492 Basic Trading Areas (MTA and BTA, respectively), as defined by Rand McNally. PCS licenses will be awarded through an auction process starting not earlier than May 1994. The Company's cellular operations are eligible to participate in the PCS auction subject to certain limitations established by the FCC. The PCS license term is set at 10 years with requirements to cover 33 percent of the POPs within five years, 67 percent within seven years and 90 percent of the POPs within ten years. The Company is monitoring PCS developments and evaluating its alternatives under the proposed PCS licensing rules.


   Cable Operations
   ________________

       The North Pacific Cable is currently the only operating cable between the U.S. and the western Pacific that has available capacity for sale. AT&T placed a cable into service between the U.S. and Japan in late 1992. This cable competed directly with the North Pacific Cable for subscribers. AT&T has stated that all capacity on its cable has been subscribed. AT&T has announced plans for an additional cable system between the eastern and western Pacific for completion in the period from 1995 to 1997. The North Pacific Cable also competes with available capacity on international satellites.


Environment
___________

   Compliance with federal, state and local provisions relating to protection of the environment has had no significant effect on the capital expenditures or earnings of the Company. Future effects of compliance with environmental laws are not expected to be material, but environmental laws could become more stringent over time.


Employees
_________

       At December 31, 1993, the Company had 2,834 employees, approximately 41 percent of whom were members of seven different bargaining units. These units are represented by one of the International Brotherhood of Teamsters, the International Brotherhood of Electrical Workers, Communication Workers of America or the NTS Employee Committee. During 1993, negotiations were completed on two collective bargaining agreements governing 144 employees. Negotiations on six contracts covering 1,180 employees are planned in 1994. Relations with represented and non-represented employees continue to be generally good.

Construction Program
____________________

       The Company financed its 1993 construction program primarily through internally generated funds. Construction expenditures for 1993 and estimated expenditures for 1994 through 1996, excluding expenditures for the construction contract with USWC amounting to $5.7 million in 1993 and estimated at $28 million for 1994, are as follows (in millions):

                                                Plan
                                    _________________________
                            1993      1994      1995     1996
                            ____      ____      ____     ____
LECs                      $ 73.7    $ 79.6    $ 98.4   $ 94.2
Long Lines                  17.9      28.6      12.2     10.5
PT Cellular                  7.4       6.8       5.8      5.3
Other                        3.6       8.8       2.4      2.2
                           _____     _____     _____    _____
    Total                 $102.6    $123.8    $118.8   $112.2
                           _____     _____     _____    _____
                           _____     _____     _____    _____

The estimates of construction costs set forth above are subject to continuing review and adjustment. The Company anticipates that it will be able to finance substantially all of its construction programs for 1994 from internally generated funds. Estimated increases in LEC construction expenditures in 1995 and 1996 relates mainly to the acquisition of USWC properties in Colorado anticipated at the end of 1994.


Acquisition Program
___________________

       The Company expects to complete additional acquisitions as attractive opportunities become available. The Company's strategy is to acquire rural or suburban local exchange properties with operating characteristics similar to existing properties of the Company. These opportunities will allow the Company to leverage LEC investments by providing data processing and administration through its centralized systems. The Company seeks to realize economies of scale through these acquisitions, particularly where the properties are near the Company's current operations or are of sufficient size to support moving into a new geographic area. (See "Item 1. Business - Telecommunications Operations - Local Exchange Companies" for information regarding pending acquisitions of USWC properties in Colorado, Oregon and Washington.)


Item 2.                           PROPERTIES
_______

       The telephone properties of the Company's LECs include central office equipment, microwave and radio equipment, poles, cables, rights of way, land and buildings, customer premise equipment, vehicles and other work equipment. Most of the Company's division headquarters buildings, telephone exchange buildings, business offices, warehouses and storage areas are owned by the Company's LECs and are pledged to secure long-term debt. In addition, certain of the LECs' microwave facilities, central office equipment and warehouses are located on leased land. Such leases are not considered material, and their termination would not substantially interfere with the operation of the Company's business. (See "Item 1. Business - Telecommunications Operations - Local Exchange Companies" for information regarding the states in which the Company has LEC operations.)

       The properties of Alascom include toll centers with toll switching facilities, microwave and radio equipment, satellite transmit and receive earth stations, submarine cables (including the Alaska Spur), land, warehouse and administrative buildings, as well as transportation and other work equipment. Although Alascom owns most of its buildings, much of its telecommunications equipment is located on leased property. In addition, Alascom leases certain microwave and satellite circuits to carry both interstate and intrastate communications. The Company owned 16 transponders on Aurora II until October 1992 when the transponders were sold and leased back on an operating lease basis for a 69-month period. Aurora II was launched in May 1991 to replace the Company's original satellite and was placed in service in July 1991. The Company purchased and placed in service one additional transponder on Aurora II in 1993. (See "Item 1. Business - Telecommunications Operations - Long Lines" for information concerning other properties of Alascom.)

       PT Cellular's subsidiaries are partners in partnerships that own or lease switching facilities, cell site towers, cell site radio equipment and other equipment required to furnish cellular service to the areas they serve. (See "Item 1. Business - Telecommunications Operations - Cellular Operations" for information regarding the states in which the Company has cellular operations.)

       The properties of PTC and PT Transmission include a satellite transmit and receive earth station, located at Moores Valley, Oregon, fiber optic cables, land, buildings, operating facilities and business offices, all of which are owned. In addition, PTC leases a duplicate cable for backup between Pacific City, Oregon and Portland, Oregon and business office space. PTC also holds in inventory its portion of the unsold capacity in the North Pacific Cable and backhaul facilities.

       Almost all the properties of ICH were sold in 1993 to IDB. However, ICH owns land, buildings and office equipment in Florida. ICH is obligated under a lease for office space in Washington D.C., which housed TRT's administrative offices. ICH is actively pursuing the lease or sublease of these properties. ICH has leased the Florida building and equipment to IDB for three years with renewal options for an additional four years. (See Item 1. "Business - Telecommunications Operations - International Communications" for information concerning the sale of ICH's major operating subsidiary to IDB.)

       The Company's executive, administrative, purchasing and certain engineering functions are headquartered in Vancouver, Washington. The Company has a 50 percent ownership interest in its headquarters building and, through a long-term lease, occupies approximately 72 percent of the 225,000 square-foot building. The Company leases most of the equipment used in conjunction with providing data processing services.


Item 3.   LEGAL PROCEEDINGS
          _________________

       The Company is a party to various legal claims, actions and complaints, one of which is described below. Although the ultimate resolution of legal proceedings cannot be predicted with certainty, management believes that disposition of these matters will not have a material adverse effect on the Company's consolidated results of operations.

Loewen, et al. v. Galligan, et al. (Circuit Court for the State of Oregon,
__________________________________________________________________________
County of Multnomah)
____________________

       In November 1991, former shareholders of American Network, Inc. (AmNet) filed a third amended complaint against PTI and others, suing individually and also derivatively on behalf of AmNet for damages allegedly arising out of the acquisition of AmNet by United States Transamerica Systems, Inc. (USTS), a subsidiary of ITT Corporation, in 1988 and various alleged wrongs in connection with certain transactions that occurred in 1984 and 1986 between AmNet or its subsidiaries and PTI or between AmNet and other parties. At the time of the acquisition by USTS, PTI owned 36.4 percent of the common shares of AmNet. The third amended complaint revised the plaintiffs' 1984 and 1986 fraud claims and changed the plaintiffs under all claims. As a result, differing plaintiff groups are now suing PTI and other defendants for state securities and common law fraud allegedly committed in 1984, 1986 and 1988 and four plaintiffs are suing PTI alone for breach of an alleged promise to provide financial support to AmNet in 1984. Plaintiffs seek to recover damages from PTI in the amount of plaintiffs' lost investments, plaintiffs' costs, disbursements and reasonable attorney fees, and punitive damages of $100 million. On August 19, 1992, the court granted defendants' motions for summary judgment against all claims in the third amended complaint. Judgment in favor of defendants was entered on November 23, 1992 and plaintiffs' appeal to the Oregon Court of Appeals is pending.


Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ___________________________________________________
           No information is required to be reported pursuant to this item.


Item 4A.   EXECUTIVE OFFICERS OF THE REGISTRANT
           ____________________________________

           The executive officers of PTI are as set forth below:

            Name       Age                  Position
            ____       ___                  ________

Charles E. Robinson    60      Chairman, President, Chief Executive
                               Officer and Director

James H. Huesgen       44      Executive Vice President and Chief
                               Financial Officer

Donn T. Wonnell        47      Vice President, Regulatory Affairs and
                               Corporate Secretary

Wesley E. Carson       43      Vice President, Human Resources

Brian M. Wirkkala      53      Vice President, Treasurer

Donald A. Bloodworth   37      Vice President, Revenue Requirements
                               and Controller

      The executive officers of PTI are elected annually for one year and hold office until their successors are elected and qualified. There are no family relationships among them.


           Mr. Robinson was elected Chairman of the Board in February 1989. In April 1982, he was elected Director, President and Chief Operating Officer. He became Chief Executive Officer in April 1985. Mr. Robinson is also President and Chairman of the Board of Alascom and a member of PacifiCorp's Corporate Policy Group.


           Mr. Huesgen, a CPA, was elected Executive Vice President and
Chief Financial Officer in October 1990. He had served as Vice President, Accounting and Financial Planning since February 1989 and as Controller since July 1986.


           Mr. Wonnell, an attorney, was elected Vice President, Regulatory Affairs and Corporate Secretary in February 1991. Prior to joining the Company, he was engaged in the private practice of law and in corporate development activities.


           Mr. Carson, an attorney, was elected Vice President, Human Resources in November 1991. He had served as Manager, Employee Relations since February 1990 and as Manager, Labor Relations since February 1989. Prior to joining PTI in 1989, he had served as Manager, Industrial Relations at TRT Telecommunications Corporation since May 1984.


           Mr. Wirkkala was elected Vice President, Treasurer in February
198l.

           Mr. Bloodworth, a CPA, was elected Vice President, Revenue Requirements and Controller in April 1993. From October 1987 to April 1993, he was employed by PacifiCorp Financial Services, Inc., most recently as Vice President and Treasurer. Additionally, from January 1992 to April 1993, he served as Vice President and Treasurer of PacifiCorp Holdings, Inc. and Assistant Treasurer of PacifiCorp. Mr. Bloodworth served in various management and supervisory accounting positions at the Company from March 1983 to October 1987.

                                    PART II



Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS
           _________________________________________________

       The information required by this item is included under "Common Stock Prices/Dividends" on page 41 of the Company's 1993 Annual Report to Shareholders and is incorporated herein by reference. See page 62 attached hereto.



Item 6.    SELECTED FINANCIAL DATA
           _______________________

       The information required by this item is included under "Selected Financial Data" on page 16 of the Company's 1993 Annual Report to
Shareholders and is incorporated herein by reference. See page 37 attached hereto.



Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS
           _________________________________________________

       The information required by this item is included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 17 through 24 of the Company's 1993 Annual Report to Shareholders and is incorporated herein by reference. See pages 38 through 45 attached hereto.



Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
           ___________________________________________

       The information required by this item is incorporated by reference from the Company's 1993 Annual Report to Shareholders or filed with this Report as listed in Item 14 hereof.



Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE
           ________________________________________________

       No information is required to be reported pursuant to this item.

                                    PART III



Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE
           REGISTRANT
           _______________________________________

       The information required by this item is incorporated by reference to "Election of Directors" in the Company's definitive proxy statement for its 1994 Annual Meeting of Shareholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report. Information about the executive officers of the Company is included in Part I of this Report under Item 4A.



Item 11.   EXECUTIVE COMPENSATION
           ______________________

       The information required by this item is incorporated by reference to "Executive Compensation" in the Company's definitive proxy statement for its 1994 Annual Meeting of Shareholders filed or to be filed not later than l20 days after the end of the fiscal year covered by this Report.



Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT
           ________________________________________

       The information required by this item is incorporated by reference to "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its 1994 Annual Meeting of Shareholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report.



Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           ______________________________________________

       The information required by this item is incorporated by reference to "Certain Transactions" in the Company's definitive proxy statement for its 1994 Annual Meeting of Shareholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report.

                                      PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
           REPORTS ON FORM 8-K                                     Page References
           ____________________________________________            _______________

(a)        The following documents are filed as part of this Report.

           (1)   Index to Consolidated Financial Statements:


                 Consolidated Statements of Income for the
                 years ended December 31, 1993, 1992 and 1991                46*

                 Consolidated Balance Sheets at December 31, 1993 and 1992   47*

                 Consolidated Statements of Changes in Shareholders' Equity
                 for the years ended December 31, 1993, 1992 and 1991        48*

                 Consolidated Statements of Cash Flows for the years ended
                 December 31, 1993, 1992 and 1991                            49*

                 Notes to Consolidated Financial Statements               50 - 60*

                 Independent Auditors' Report                                61*

           (2)   Supplemental Schedules**:

                 Independent Auditors' Consent and Report on Schedules       29


                 V  -  Property, plant and equipment                      30 - 32

                 VI -  Accumulated depreciation                           33 - 35

                 X  -  Supplementary income statement information            36


 * Page references are to the incorporated portion of the Annual Report to Shareholders of the Registrant for the year ended December 31, 1993, which portion is appended hereto.

** All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information is included elsewhere in the financial statements incorporated by reference in this Report.

(3)    Exhibits:

   2 Agreement for Purchase and Sale of Exchanges between US WEST Communications, Inc. and the Registrant dated August 30, 1993.

   3A Restated Articles of Incorporation of the Registrant, as amended June 13, 1990. (Incorporated by reference to Exhibit 3A of the Registrant's Quarterly Report on Form 10-Q for the quarter ended
       June 30, 1990, File No. 0-873.)

   3B Bylaws of the Registrant, as amended and restated effective April 30, 1993.

   4 Indenture dated as of September 20, 1991, between the Company and The First National Bank of Chicago, as Trustee for the Series B Medium-Term Notes. (Incorporated by reference to Exhibit 4 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991, File No. 0-873.)


   In reliance upon Item 601(4)(iii) of Regulation S-K, various instruments defining the rights of holders of long-term debt of the Registrant and its subsidiaries are not being filed because the total amount authorized under each such instrument does not exceed 10 percent of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.


*10A Executive Bonus Plan, dated October 26, 1990. (Incorporated by reference to Exhibit 10B of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, File No. 0-873.)

 10B Intercompany Borrowing Agreement between the Registrant, Inner
     PacifiCorp, Inc. (now PacifiCorp Holdings, Inc.) and certain other affiliated companies dated as of April 1, 1991. (Incorporated by reference to Exhibit 10A of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1991, File No. 0-873.)

 10C Management Services Agreement between the Registrant and Pacific Power &
     Light Company. (Incorporated by reference to Exhibit 10D of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1980, File No. 0-873.)

 10D Lease Agreement between Northwestel, Inc. and Alascom, Inc., dated
     January 3, 1990. (Incorporated by reference to Exhibit 10D of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, File No. 0-873.)

*10E PacifiCorp Supplemental Executive Retirement Plan 1988 Restatement.
     (Incorporated by reference to Exhibit 10(q) of PacifiCorp's Form 10-K for the year ended December 31, 1987, File No. 1-5152.)

*10F Pacific Telecom, Inc. Long-Term Incentive Plan 1994 Restatement dated as of January 1, 1994.

*10G PacifiCorp Long-Term Incentive Plan 1993 Restatement.

*10H Form of Restricted Stock Agreement under the PacifiCorp Long-Term
     Incentive Plan 1993 Restatement.

 10I Credit Agreement dated as of November 13, 1991. (Incorporated by reference to Exhibit 10M of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, File No. 0-873.)

 10J Lease Intended for Security dated March 12, 1993, among Alascom, Inc., as lessee, Norwest Bank Minnesota, as Agent, and certain institutions as lessors. (Incorporated by reference to Exhibit 10K of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, File No. 0-873.)

*10K Non-employee Directors' Stock Compensation Plan dated April 5, 1993.
     (Incorporated by reference to Exhibit 10L of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, File No. 0-873.)

*10L Executive Deferred Compensation Plan dated as of January 1, 1994.


 12  Statements re Computation of Ratios.

 13 Registrant's Annual Report to Shareholders for the year ended December 31, 1993. Except as specifically incorporated by reference herein, the Annual Report shall not be deemed filed as part of this Report on Form 10-K.

 21  Subsidiaries

 23 Independent Auditors' Consent and Report on Schedules - Included on page 29 of this Annual Report on Form 10-K.


_________________
 * This exhibit constitutes a management contract or compensatory plan or arrangement.


(b)  Reports on Form 8-K.

   On Form 8-K dated November 19, 1993, under Item 5. "Other Events," the Company reported the sale of IDB Communications Group, Inc. common stock.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   PACIFIC TELECOM, INC.


March 25, 1994             By           JAMES H. HUESGEN
    (Date)                       _____________________________
                                        James H. Huesgen
                                  Executive Vice President and
                                    Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



     SIGNATURE AND CAPACITY                     DATE
     ______________________                     ____



        CHARLES E. ROBINSON
____________________________________
       (Charles E. Robinson)                March 25, 1994
Chairman, President, Chief Executive
        Officer and Director



          JAMES H. HUESGEN
____________________________________
         (James H. Huesgen)                 March 25, 1994
     Executive Vice President and
       Chief Financial Officer
     (Principal Financial Officer)




         DONALD A. BLOODWORTH
____________________________________
        (Donald A. Bloodworth)              March 25, 1994
        Vice President Revenue
        Requirements/Controller

        SIGNATURE AND CAPACITY                  DATE
        ______________________                  ____




          JOYCE E. GALLEHER
____________________________________
         (Joyce E. Galleher)                March 25, 1994
              Director




         ROY M. HUHNDORF
____________________________________
        (Roy M. Huhndorf)                   March 25, 1994
             Director




        DONALD L. MELLISH
____________________________________
       (Donald L. Mellish)                  March 25, 1994
            Director




         SIDNEY R. SNYDER
____________________________________
        (Sidney R. Snyder)                  March 25, 1994
             Director




        NANCY WILGENBUSCH
____________________________________
       (Nancy Wilgenbusch)                  March 25, 1994
             Director

                                               EXHIBIT 23



DELOITTE & TOUCHE     _____________________________________________________
_________________     3900 US Bancorp Tower       Telephone: (503)222-1341
    [LOGO]            111 SW Fifth Avenue         Facsimile: (503)224-2172
                      Portland, Oregon  97204-3698








INDEPENDENT AUDITORS' CONSENT AND REPORT ON SCHEDULES



Pacific Telecom, Inc.:

We consent to the incorporation by reference in Registration Statement No. 33-42577 on Form S-3 and Registration Statement No. 33-52600 on Form S-8 of our report dated January 26, 1994 (which expresses an unqualified opinion and includes an explanatory paragraph relating to a change in method of accounting for other postretirement benefits and income taxes in the year ended December 31, 1993), incorporated by reference in this Annual Report on Form 10-K of Pacific Telecom, Inc.

Our audits of the financial statements referred to in our aforementioned report also included the financial statement schedules of Pacific Telecom, Inc., listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



DELOITTE & TOUCHE


March 23, 1994





_______________
Deloitte Touche
Tohmatsu
International

                  PACIFIC TELECOM, INC. AND SUBSIDIARIES
                SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                       YEAR ENDED DECEMBER 31, 1993
                              (In thousands)
_____________________________________________________________________________________________________________________
                                                            Additions
                                                     ________________________

                                                                 Acquired in
                                         Balance                  Connection
                                           at                        with                        Other       Balance
                                        Beginning                 Purchase of                   Changes       at End
          Classification                 of Year      At Cost    Subsidiaries    Retirements      (A)        of Year
___________________________________    __________    ________    ____________    ___________    _______    __________
Telecommunications plant in service:
       Central Office Equipment        $  527,233    $ 41,441         $ 3,017        $42,826    $  (226)   $  528,639
       Poles, Cable and Conduit           520,051      41,250           1,062          6,969        587       555,981
       Buildings and Towers               184,778       3,901             849         (2,645)       950       193,123
       Earth Stations                     143,728       2,845                         21,710         31       124,894
       Satellite                                        7,800                                                   7,800
       Other                              218,921       6,848           7,800         10,490     (1,342)      221,737
                                        _________    ________          ______         ______     ______     _________
                                        1,594,711     104,085          12,728         79,350         -      1,632,174

Nonutility Plant                           15,824         454           1,524            107                   17,695
Construction in Progress (net)             21,368      (6,309)             16            552                   14,523
                                        _________     _______          ______         ______     ______     _________

            TOTAL                      $1,631,903    $ 98,230         $14,268        $80,009    $    -     $1,664,392
                                        _________     _______          ______         ______     ______     _________
                                        _________     _______          ______         ______     ______     _________

(A) Transfers and miscellaneous adjustments

                  PACIFIC TELECOM, INC. AND SUBSIDIARIES
                SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                       YEAR ENDED DECEMBER 31, 1992
                              (In thousands)
____________________________________________________________________________________________________________________
                                                            Additions
                                                     ________________________

                                                                  Acquired in
                                        Balance                   Connection
                                          at                         with                       Other       Balance
                                       Beginning                  Purchase of                   Changes      at End
          Classification                of Year      At Cost     Subsidiaries    Retirements      (A)       of Year
__________________________________     _________     _______     ____________    ___________    _______    __________
Telecommunications plant in service:
       Central Office Equipment       $  517,015    $ 55,694           $2,069       $ 46,221    $(1,324)   $  527,233
       Poles, Cable and Conduit          497,517      31,664            2,898         11,972        (56)      520,051
       Buildings and Towers              178,076       7,647              400          1,176       (169)      184,778
       Earth Stations                    151,269       5,629                          13,897        727       143,728
       Satellite                          84,593                                      84,593
       Other                             205,495      24,720            3,431         15,190        465       218,921
                                       _________     _______            _____        _______      _____     _________
                                       1,633,965     125,354            8,798        173,049       (357)    1,594,711

Nonutility Plant                          17,502         147              124          2,306        357        15,824
Construction in Progress (net)            37,015     (15,872)             225                                  21,368
                                       _________     _______            _____        _______      _____     _________

TOTAL                                 $1,688,482    $109,629           $9,147       $175,355     $   -     $1,631,903
                                       _________     _______            _____        _______      _____     _________
                                       _________     _______            _____        _______      _____     _________

(A) Transfers and miscellaneous adjustments

                  PACIFIC TELECOM, INC. AND SUBSIDIARIES
                SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                       YEAR ENDED DECEMBER 31, 1991
                              (In thousands)
_____________________________________________________________________________________________________________________
                                                            Additions
                                                     ________________________

                                                                 Acquired in
                                         Balance                  Connection
                                           at                        with                        Other      Balance
                                       Beginning                 Purchase of                    Changes      at End
          Classification                of Year      At Cost     Subsidiaries    Retirements      (A)       of Year
___________________________________    _________     _______     ____________    ___________    _______    _________
Telecommunications plant in service:
      Central Office Equipment        $  489,006    $ 62,750          $18,004       $ 52,868     $  123   $  517,015
      Poles, Cable and Conduit           408,791      93,396              806          5,730        254      497,517
      Buildings and Towers               171,365       6,227            3,086          3,390        788      178,076
      Earth Stations                     147,545      17,031              806         16,846      2,733      151,269
      Satellite                           81,223      84,593                          81,223                  84,593
      Other                              185,662      18,923           17,793         16,139       (744)     205,495
                                       _________     _______           ______        _______      _____    _________
                                       1,483,592     282,920           40,495        176,196      3,154    1,633,965

Nonutility Plant                          21,996         630                           5,433        309       17,502
Construction in Progress (net)           167,089    (127,649)           1,038                    (3,463)      37,015
                                       _________     _______           ______        _______      _____    _________

           TOTAL                      $1,672,677    $155,901          $41,533       $181,629     $   -    $1,688,482
                                       _________     _______           ______        _______      _____    _________
                                       _________     _______           ______        _______      _____    _________

(A) Transfers and miscellaneous adjustments

                  PACIFIC TELECOM, INC. AND SUBSIDIARIES
                  SCHEDULE VI - ACCUMULATED DEPRECIATION
                       YEAR ENDED DECEMBER 31, 1993
                              (In thousands)
_____________________________________________________________________________________________________________________________
                                                            Additions
                                                 _______________________________

                                      Balance                                                  Salvage
                                        at       Charged  Charged       Added                 Realized     Other     Balance
                                     Beginning      to    to Other     Through     Retire-    Less Cost   Changes     at End
          Classification              of Year     Income  Accounts   Acquisition    ments     to Remove     (A)      of Year
___________________________________  _________   _______  ________   ___________   _______   __________   _______   _________
Telecommunications plant in service:
  Central Office Equipment            $228,905  $ 44,584    $   19        $1,138   $32,477      $ 1,425    $  348    $243,942
  Poles, Cable and Conduit             198,148    30,225                     460     6,688         (798)       14     221,361
  Buildings and Towers                  78,665     7,876       133           295       377         (161)      395      86,826
  Earth Stations                        91,179     9,561                            17,475          205      (133)     83,337
  Satellite                                 -        247                                 1                                246
  Other                                 94,335     9,831     3,010           289    11,444        3,948      (890)     99,079
                                      ________   _______     _____         _____    ______       ______      _____    _______
                                       691,232   102,324     3,162         2,182    68,462        4,619      (266)    734,791

Nonutility Plant                         4,761       773                     439       107          138       266       6,270
                                      ________   _______     _____         _____    ______       ______      _____    _______

       TOTAL                          $695,993  $103,097    $3,162        $2,621   $68,569      $ 4,757    $   -     $741,061
                                      ________   _______     _____         _____    ______       ______      _____    _______
                                      ________   _______     _____         _____    ______       ______      _____    _______

(A)  Transfers and miscellaneous adjustments

                  PACIFIC TELECOM, INC. AND SUBSIDIARIES
                  SCHEDULE VI - ACCUMULATED DEPRECIATION
                       YEAR ENDED DECEMBER 31, 1992
                              (In thousands)
_____________________________________________________________________________________________________________________________

                                                             Additions
                                                 _______________________________

                                      Balance                                                 Salvage
                                         at      Charged  Charged       Added                Realized      Other     Balance
                                     Beginning      to    to Other     Through     Retire-   Less Cost    Changes    at End
          Classification              of Year     Income  Accounts   Acquisition    ments    to Remove      (A)      of Year
___________________________________  _________   _______  ________   ___________   _______   __________   _______   _________
Telecommunications plant in service:
  Central Office Equipment            $225,315  $ 44,916    $  233        $  715   $42,831       $1,144     $(587)   $228,905
  Poles, Cable and Conduit             174,835    26,760                   1,630     5,319          251        (9)    198,148
  Buildings and Towers                  73,007     6,862       427           125     1,139         (868)      251      78,665
  Earth Stations                        87,693    10,206                             9,156        2,137       299      91,179
  Satellite                              4,221     7,299                            11,520                                 -
  Other                                 92,296    10,436     1,942           542    14,837        3,910        46      94,335
                                       _______   _______     _____         _____    ______        _____       ___     _______
                                       657,367   106,479     2,602         3,012    84,802        6,574        -      691,232

Nonutility Plant                         3,945       752       123            14        73                              4,761
                                       _______   _______     _____         _____    ______        _____       ___     _______

     TOTAL                            $661,312  $107,231    $2,725        $3,026   $84,875       $6,574      $ -     $695,993
                                       _______   _______     _____         _____    ______        _____       ___     _______
                                       _______   _______     _____         _____    ______        _____       ___     _______

(A)  Transfers and miscellaneous adjustments

                  PACIFIC TELECOM, INC. AND SUBSIDIARIES
                  SCHEDULE VI - ACCUMULATED DEPRECIATION
                       YEAR ENDED DECEMBER 31, 1991
                              (In thousands)
_____________________________________________________________________________________________________________________________

                                                           Additions
                                                  _______________________________

                                       Balance                                                 Salvage
                                          at      Charged   Charged      Added                 Realized     Other     Balance
                                      Beginning      to    to Other     Through     Retire-   Less Cost    Changes     at End
          Classification               of Year     Income  Accounts   Acquisition    ments    to Remove      (A)      of Year
____________________________________  _________   _______  ________   ___________   _______   _________    _______   _________
Telecommunications plant in service:
  Central Office Equipment             $203,774  $ 44,681    $1,657       $ 8,325  $ 36,780     $ 3,665     $   (7)   $225,315
  Poles, Cable and Conduit              154,067    26,762                     333     5,730        (701)       104     174,835
  Buildings and Towers                   66,058     7,994       651         1,135     2,468        (538)       175      73,007
  Earth Stations                         88,683    11,764       703           211    15,924       2,248          8      87,693
  Satellite                              78,083     7,361                            81,223                              4,221
  Other                                  84,185    11,889     2,937         1,334    10,028       2,419       (440)     92,296
                                        _______   _______     _____        ______   _______      ______      _____     _______
                                        674,850   110,451     5,948        11,338   152,153       7,093       (160)    657,367

Nonutility Plant                          5,337       516       351                   2,422           3        160       3,945
                                        _______   _______     _____        ______   _______      ______      _____     _______

     TOTAL                             $680,187  $110,967    $6,299       $11,338  $154,575      $7,096     $   -     $661,312
                                        _______   _______     _____        ______   _______       _____      _____     _______
                                        _______   _______     _____        ______   _______       _____      _____     _______

(A)  Transfers and miscellaneous adjustments

             PACIFIC TELECOM, INC. AND SUBSIDIARIES
     SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
          YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                         (In thousands)
_______________________________________________________________________
                                           CHARGED TO
                                                 COSTS AND EXPENSES
                                           ____________________________
               ITEM                        1993        1992        1991
______________________________             ____        ____        ____
Taxes, other than income taxes:
  Real estate and personal property     $ 9,658     $ 8,818     $ 9,353

  State excise                            5,561       4,772       3,847

  Other                                   2,890       1,216         727

  Taxes charged to administrative
          functions                     (3,282)       (944)     (1,076)
                                          ______      ______      ______

                                         $14,827     $13,862     $12,851
                                          ______      ______      ______
                                          ______      ______      ______

Advertising Expense                      $ 4,024     $ 5,524     $ 7,003
                                          ______      ______      ______
                                          ______      ______      ______

  (Included in administrative support and customer operations expense)

Maintenance (plant support expense), depreciation and amortization are disclosed separately in the consolidated financial statements.

                                      FINANCIAL SECTION 1993 ANNUAL REPORT
                                                    ______

                                            SELECTED FINANCIAL DATA


Year Ended December 31,                        1993          1992          1991          1990(1)       1989
___________________________________________________________________________________________________________
                                              (In thousands except per share amounts)
INCOME STATEMENT DATA:
  Operating revenues                      $ 709,059     $ 704,529     $ 724,424     $ 682,858     $ 577,691
  Operating expenses                        568,242       565,886       564,831       528,710       443,886
___________________________________________________________________________________________________________
  Net operating income                      140,817       138,643       159,593       154,148       133,805
  Interest expense                          (44,273)      (52,140)      (54,955)      (39,500)      (33,387)
  Gain on sale of subsidiaries and
   investments(2)                             1,340        28,601        28,262        18,548            --
  Other income(expense), net                (14,980)      (15,330)      (12,471)        4,275         4,150
___________________________________________________________________________________________________________
  Income before income taxes                 82,904        99,774       120,429       137,471       104,568
  Income taxes                               23,846        32,526        30,893        42,061        29,449
___________________________________________________________________________________________________________
  Income from continuing operations          59,058        67,248        89,536        95,410        75,119
  Gain(Loss)from discontinued
   operations(3)                             60,444       (45,741)       (8,431)       (5,186)       (1,584)
___________________________________________________________________________________________________________
  Net income                                119,502        21,507        81,105        90,224        73,535
  Preferred dividends                            --            --            --             5            18
___________________________________________________________________________________________________________
  Net income applicable to
   common stock                           $ 119,502     $  21,507     $  81,105     $  90,219     $  73,517
===========================================================================================================
  Average number of common shares
   outstanding                               39,584        39,526        39,477        38,768        38,395

DATA PER COMMON SHARE:
  Income from continuing operations          $ 1.49       $  1.70       $  2.27        $ 2.46        $ 1.96
  Gain (Loss) from discontinued
   operations                                  1.53         (1.16)         (.22)         (.13)         (.05)
___________________________________________________________________________________________________________
  Net income                                 $ 3.02       $   .54       $  2.05        $ 2.33        $ 1.91
===========================================================================================================
  Dividends declared and paid                $ 1.32       $ 1.305       $ 1.235        $ 1.13        $ 1.02


BALANCE SHEET DATA:(4)
  Total assets                           $1,486,324    $1,607,289    $1,748,570    $1,787,622    $1,158,686
  Net assets of discontinued operations          --        99,195       153,070       153,996       119,822
  Long-term debt, net of current
   maturities                               426,669       571,585       528,391       480,940       291,815
  Shareholders' equity                      638,711       569,846       598,524       563,906       491,671
===========================================================================================================

(1) In August 1990, Pacific Telecom, Inc. (PTI) acquired North-West Telecommunications, Inc. (North-West)for $272 million. Through North-West, PTI acquired four local exchange companies (LECs) with approximately 64,500 access lines and ownership interests in certain cellular properties. Interest expense increased in 1991 due to additional interest expense incurred as a result of amounts borrowed to acquire North-West.
(2) The gain on sale of subsidiaries and investments included, in 1993, the sale of a cellular property in Washington. The gains in 1992 included a $21.4 million gain on the sale of Catalina Marketing Corporation common stock and a $7.2 million gain from cellular property sales and exchanges. The gains in 1991 included a $22.2 million gain on the sale of T.U. International, Inc. and a $6.1 million gain on the sales of cellular interests. The gain in 1990 included the $18.5 million gain from the sale of Petroleum Communications, Inc. These transactions had an after-tax earnings per share effect of $.02 per share in 1993, $.45 per share in 1992, $.54 per share in 1991 and $.36 per share in 1990.
(3) International Communications Holdings, Inc. (ICH) had been shown as a discontinued operation for financial statement reporting purposes through September 1993. The remaining investment in ICH is now reported as a continuing operation. See Note 12 to the Consolidated Financial Statements for information concerning the $60.4 million after-tax gain on the sale of ICH's major operating subsidiary recorded in 1993 and a $45.7 million after-tax loss recorded in 1992.
(4) The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes," on January 1, 1993. The Company has restated prior years' balance sheets to record the assets and liabilities relating to this change. See Note 9 to the Consolidated Financial Statements for information concerning the adoption of SFAS 109.

                             PACIFIC TELECOM, INC.

                                      16

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                           AND RESULTS OF OPERATIONS
                                    ______

     During 1993, PTI and its subsidiaries (Company) completed the sale of TRT Communications, Inc. (TRT), the major international telecommunications subsidiary of ICH. This transaction resulted in the exchange of TRT stock for stock of IDB Communications Group, Inc. (IDB), an international voice, data and video transmission service provider. The Company recorded a $60.4 million after-tax gain on the exchange and sale of IDB stock. Proceeds of $195.2 million received from the sale of IDB stock in November 1993 were used to reduce the Company's short-term borrowings. See Notes 4 and 12 to the Consolidated Financial Statements.
     In August 1993, the Company signed a definitive agreement (Agreement) with US WEST Communications, Inc. (USWC) under which the Company will acquire certain rural telephone exchange properties in Colorado from USWC. The properties represent 45 exchanges that serve approximately 50,000 access lines. Completion of this transaction will be dependent upon the receipt of appropriate regulatory approvals, which are expected by the end of 1994. The Company will pay approximately $207 million for these properties at closing, subject to a purchase price adjustment mechanism based principally on the estimated book value of the assets to be acquired. Current estimates of book value indicate that the purchase price may be less than $207 million.
     On March 15, 1994, the Company signed letters of intent with USWC to acquire certain rural exchange properties in Oregon and Washington from USWC for $183 million in cash, subject to certain purchase price adjustments at closing. These properties represent 49 exchanges that serve approximately 34,100 access lines. The transaction is subject to negotiation of a definitive purchase agreement with USWC and corporate, regulatory and governmental approvals.
     In October 1993, a Federal-State Joint Board issued a final recommended decision concerning the restructuring of the interstate telecommunications market for Alaska, including changes to the existing Joint Services Agreement
(JSA) between Alascom and American Telephone and Telegraph Company (AT&T). The final recommendation includes termination of the JSA effective September 1, 1995, two accelerated cost recovery payments totalling $150 million, and purchase of services from Alascom by AT&T for a two and one-half year period following the termination of the JSA. The final recommendation also includes the creation by Alascom of an interstate tariff for carrier services based upon an allocation of costs between rural and nonrural locations. The Federal Communications Commission (FCC) has the power to decide the issues in this proceeding. The FCC's rules do not prescribe a period within which a decision must be rendered. Meanwhile, Alascom and AT&T entered into an agreement in October 1993, to exchange proprietary information relating to Alascom's structure and operations. The purpose of the agreement was to promote the possibility of a negotiated resolution of the Alaska interstate market issues. The Company continues to pursue resolution of these issues, but is unable to predict the outcome of this matter.

<CAPTIONS>
                                             RESULTS OF OPERATIONS

                                                                       %                              %
                                                                INCREASE                       Increase
(in millions except per share amounts)             1993        (DECREASE)         1992        (Decrease)        1991
____________________________________________________________________________________________________________________
Income from continuing operations                $ 59.1            (12)%         $67.2            (25)%        $89.5
Net gain (loss) from discontinued operations       60.4                          (45.7)                         (8.4)
____________________________________________________________________________________________________________________
Net income                                       $119.5             456%         $21.5            (73)%        $81.1
====================================================================================================================
Average common shares outstanding                  39.6                           39.5                          39.5
Per common share:
  Income from continuing operations              $ 1.49            (12)%         $1.70            (25)%        $2.27
  Gain (Loss) from discontinued operations         1.53                          (1.16)                         (.22)
____________________________________________________________________________________________________________________
Net income                                       $ 3.02             455%         $ .54            (74)%        $2.05
====================================================================================================================

     In 1993, income from continuing operations decreased $8.1 million from 1992 mainly because 1992 included a $13.5 million after-tax gain on the sale of Catalina Marketing Corporation's common stock, which was partially offset by valuation adjustments of noncore investments. In addition, decreases in revenues resulting from rate base reductions for long lines operations and decreased private line services were offset by favorable out-of-period revenue adjustments for long lines and increased Universal Service Fund (USF) support and access line growth for the Company's local exchange business.

                             PACIFIC TELECOM, INC.

                                      17

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                    ______

     In 1992, net income from continuing operations decreased 25 percent from 1991 due to lower sales of capacity on the North Pacific Cable, lower long lines out-of-period revenue adjustments, and lower intrastate revenues resulting from a full year of intrastate competition in Alaska and an intrastate rate decrease implemented in July 1991. A reduction in capitalized interest during construction also contributed to the decrease in net income in 1992. These decreases were partially offset by access line growth in the Company's local exchange business.

                               OPERATING REVENUES

     The Company operates predominantly in the telecommunications industry, providing voice, data, video and other services through long lines and local exchange operations. There are substantial similarities in the operations of and revenues derived from these activities. The Company is also involved in the operation and maintenance of the North Pacific Cable. Revenues from this project are recognized from the sale of capacity on the cable and backhaul system and from maintenance and restoration services provided for the cable. For 1993, 48 percent of consolidated operating revenues were contributed by long lines, 45 percent by local exchange companies, three percent by cable and backhaul capacity sales and related cable services, and two percent by cellular operations. For 1992, 49 percent of consolidated operating revenues were contributed by long lines, 44 percent by local exchange companies, three percent by cable and backhaul capacity sales and related cable services, and one percent by cellular operations. The revenues of the Company have been classified into the following service categories.

                                                                       %                              %
                                                                INCREASE                       Increase
(in millions)                                      1993        (DECREASE)         1992        (Decrease)        1991
____________________________________________________________________________________________________________________
Local network service                            $ 81.8              10%        $ 74.1               8%       $ 68.4
Network access service                            183.9               5          174.9               4         168.2
Long distance network service                     262.5              (5)         275.4              (4)        286.1
Private line service                               63.8              (9)          70.4               7          66.0
Sales of cable capacity                             4.9             (55)          10.8             (65)         30.9
Other                                             112.2              13           98.9              (6)        104.8
____________________________________________________________________________________________________________________
Total operating revenues                         $709.1               1%        $704.5              (3)%      $724.4
====================================================================================================================

     LOCAL NETWORK SERVICE revenues increased by $6.0 million in 1993 and $4.1 million in 1992 due mainly to the effects of the 4.8 percent and 6.2 percent internal access line growth in the local exchange companies during 1993 and 1992, respectively. Enhanced and extended area services also increased 1993 local network service revenues by $1.1 million. Extended area service increases were partially offset by a decrease in network access service revenues for the local exchange companies. An August 1991 local service rate increase for North-West Telephone increased local network service revenues $1.3 million in 1992.
     NETWORK ACCESS SERVICE revenues are charges to common carriers for access to the local exchange companies' networks. Network access service revenues decreased $.8 million in 1993 and increased $2.7 million in 1992 because of changes in the operating expenses used in setting interstate access rates. These reduced charges in 1993 are mainly attributable to the 1992 early retirement program. The acquisition of local exchange companies in 1993 and 1992 increased network access service revenues by $.6 million and $.9 million, respectively. Increased USF support, which helps fund nontraffic sensitive costs that are above the national average, increased network access service revenues by $7.5 million in 1993 and $6.9 million in 1992. Increases in network access service revenues in 1992 were partially offset by a $2.4 million decrease due to lower local exchange out-of-period revenue adjustments and by a $1.1 million decrease resulting from rate reductions for intrastate access services of North-West Telephone.
     In November 1993, based on a concern over recent growth in the size of the USF, a Federal-State Joint Board issued a recommended decision to the FCC proposing the adoption of interim USF rules. These interim rules recommend that an indexed cap be placed on USF growth to allow the USF to grow at a rate no greater than the rate of growth in the U.S.'s total working local loops. The interim rules are intended to allow moderate growth in the total level of the USF, while the FCC and a new Federal-State Joint Board undertake a reevaluation of the USF assistance mechanism. The FCC adopted the Joint Board recommendation at the end of 1993. The Federal-State Joint Board proposed that the interim rules remain in effect for two years. As most of the Company's LEC operations receive USF compensation, significant changes to the USF assistance mechanism could affect the Company's results. The Company believes that placing the indexed cap on USF growth will have a negative impact on the Company's revenues, but the impact is not expected to be material.
     LONG DISTANCE NETWORK SERVICE revenues decreased $12.9 million in 1993. This decrease reflected the $10.5 million revenue effect of reduced long lines rate base resulting mainly from the sale of Aurora II satellite transponders in

                                PACIFIC TELECOM, INC.

                                         18

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       ______

late 1992. Contributing to the revenue decline were the $4.7 million revenue effect of long lines recoverable expense reductions and a $2.6 million revenue decrease due to the effect of lower average rates per minute for intrastate message toll services. Intrastate minute volumes for 1993 message toll service increased two percent over 1992 levels, contributing $1.3 million of increased revenues. The revenue decreases were also offset in part by higher long lines out-of-period revenue adjustments of $5.6 million and a net foreign message toll service revenue settlement increase of $2.0 million. Long distance network service revenues decreased $10.7 million in 1992. This decrease resulted from reductions in long lines out-of-period revenue adjustments of $11.6 million and lower intrastate revenues of $9.3 million due to the introduction of competition in Alaska in May 1991 and the effects of a $6.1 million annual intrastate rate decrease beginning in July 1991. As a result of competition, intrastate minute volumes for 1992 were seven percent below volumes for 1991. Competition has been introduced to approximately 90 percent of the Company's intrastate market, including the major population centers of Alaska. The Company estimates that its share of the intrastate market was approximately 79 percent at December 31, 1993, as compared to approximately 80 percent at December 31, 1992. Reductions in long distance network service revenues in 1992 were partially offset by increased interstate revenues of $10.9 million relating to an increased rate of return and increased recoverable expenses.
     PRIVATE LINE SERVICE revenue declined by $6.6 million in 1993 and increased by $4.4 million in 1992. Revenues amounting to $3.9 million in 1992 for services provided on the Alaska Spur portion of the North Pacific Cable were not received in 1993 as a result of the sale of a portion of the cable in late 1992 to a company that previously used those services. As a result of the Company's decision to exit noncore subsidiary operations, private line revenues decreased by $2.9 million in 1993.
     SALES OF CABLE CAPACITY revenues represent amounts recorded from activities relating to the North Pacific Cable and its backhaul system. At December 31, 1993, approximately 51 percent of the cable's capacity had been sold with 36 percent sold in 1990, 10 percent sold in 1991, four percent sold in 1992 and one percent sold in 1993. The Company continues to market the remaining cable capacity. AT&T completed construction of a submarine fiber optic cable between the U.S. and Japan and placed it in service in late 1992. AT&T has stated that all the capacity on that cable has been subscribed. AT&T has announced plans for an additional cable system in the Pacific for completion between 1995 and 1997. The Company believes that competition with AT&T for capacity sales has slowed sales on the North Pacific Cable. The Company also believes that cable capacity sales were negatively affected by adverse economic conditions in Japan and other Far East countries. In addition, as a result of five outages on the cable since turn-up in May 1991, three from external causes and two due to failed components with differing causes, an adverse market perception as to the reliability of the cable may exist. This perception may have contributed to the slowing in sales of capacity and may continue to have an adverse effect on future sales. The cable system is operating under a warranty of one to eight years depending on the component of the system. The cable contractor has agreed to certain remedies, including providing industry support programs and enhanced repair arrangements. During 1993, the Company reduced the cable inventory carrying value by $21.7 million. This reduction was offset by increases in cash, accounts receivable and cost of cable sales.
     The Company is investigating use of the North Pacific Cable to provide video transmission services. Successful tests of such services were completed in 1993. These services are geared toward television broadcasters and program distributors, and will allow secure digital transmission of news gathering and programming, while avoiding delays encountered with satellite transmissions. Pricing of these services is anticipated to be competitive with existing international satellite providers.
     The Company continues to market the remaining cable capacity. Based on the Company's estimates of growth in trans-Pacific demand for communications capacity, traffic from existing and planned interconnections with other cables in Southeast Asia and the availability of other sources of capacity over the next five years, the Company believes that a majority of the remaining capacity can be sold in that time frame.
     OTHER operating revenues increased by $13.3 million in 1993. Growth in retail and foreign roamer revenues boosted cellular revenues by $5.9 million, as several cell sites were turned up in the second half of 1992 and acquisitions were completed. In the third quarter of 1993, the long lines subsidiary recognized a one-time other revenue item of $3.2 million relating to service in Saudi Arabia. Long lines equipment resale revenue also grew by $3.6 million. The income effect of these long lines revenue increases was mainly offset by increased plant support expense. Cable maintenance and restoration revenue increased other revenue by $3.2 million due to additional circuit activations and submarine system sales in 1993. Declining noncore subsidiary activity resulted in a decrease in other revenue of $1.3 million in 1993. Other operating revenues decreased by $1.1 million and $9.2 million in 1993 and 1992, respectively, due to a reduction of operations in Saudi Arabia, where the Company was providing services under agreements with the U.S. Department of Defense and AT&T. Other revenues also decreased in 1992 due to a $3.9 million reduction from the sale of North-West's printing and publishing subsidiaries in April 1991, a $2.5 million reduction in directory revenues and a $1.4 million reduction in contract service revenues in Alaska. These decreases were partially offset by a $6.0 million increase in revenues derived from North Pacific Cable maintenance and restoration services, and by increases of $4.0 million from the growth in cellular operations.

                                PACIFIC TELECOM, INC.

                                         19

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       ______

                                 OPERATING EXPENSES

                                                                       %                              %
                                                                INCREASE                       Increase
(in millions)                                      1993        (DECREASE)         1992        (Decrease)        1991
____________________________________________________________________________________________________________________
Plant support                                    $125.0               4%        $120.1               2%       $117.5
Depreciation and amortization                     106.8              (4)         111.5              (3)        115.2
Leased circuits                                    32.6              56           20.9             (26)         28.2
Access expense                                     95.5              (2)          97.8               5          93.5
Other operating expense and taxes                  50.0              --           50.0              (8)         54.1
Cost of cable sales                                 2.5             (68)           7.7             (51)         15.8
Customer operations                                70.6               5           67.0               9          61.2
Administrative support                             85.2              (6)          90.9              15          79.3
____________________________________________________________________________________________________________________
  Total operating expenses                       $568.2              --%        $565.9              --%       $564.8
====================================================================================================================

     The Company adopted SFAS 106 on January 1, 1993, which increased postretirement expense by $3.0 million in 1993, thereby causing increases in plant support, other operating expense, customer operations and administrative support.
     The Company offered early retirement to certain employees of its long lines subsidiary in Alaska and certain corporate employees in 1991. The Company also offered early retirement to an additional group of corporate employees and employees of certain local exchange companies in 1992. These early retirements resulted in a total workforce reduction of 226 employees and one-time expenses of $6.7 million in 1991 and $7.3 million in 1992, net of curtailment gains. See
Note 5. A portion of these expenses relating to regulated operations was recovered through access revenues and settlements.
     PLANT SUPPORT expense increased by $4.9 million in 1993. Long lines services provided in Saudi Arabia and equipment resale costs increased plant support and other revenue by $6.2 million. Noncore subsidiary plant support expense decreased $2.2 million. Plant support expense increases in 1992 included $4.0 million relating to cable maintenance for a full year for the North Pacific Cable, $2.6 million for increased local exchange companies' maintenance and $1.5 million relating to Bay Area Teleport, Inc. (BAT) operations. BAT, a business providing regional microwave and satellite earth station services in the San Francisco, California area, became a wholly-owned subsidiary during the fourth quarter of 1991 following the restructuring of a 50 percent owned partnership. These increases were partially offset by decreases of $4.3 million relating to operations in Saudi Arabia and $1.0 million resulting from the 1991 early retirement program.

     DEPRECIATION AND AMORTIZATION expense decreases in 1993 include $7.3 million relating to the sale of the Aurora II satellite transponders in October 1992 and $1.4 million due to certain long lines property being retired or fully depreciated. Offsetting these decreases were increases of $2.2 million due to an increase in the depreciation rate for Oregon local exchange companies and $1.2 million for cellular operations relating mainly to the turn-up of new cell sites and acquisitions. Depreciation and amortization expense decreases in 1992 included $4.1 million relating to reduced operations in Saudi Arabia and $2.3 million due to certain customer premise equipment and buried coaxial cable becoming fully depreciated. These decreases were partially offset by a $1.5 million increase in depreciation relating to increased local exchange company plant in service and a $1.5 million increase relating to BAT operations. The Company is involved in regulatory proceedings with the Alaska, Washington and Wisconsin utility commissions in an attempt to increase depreciation rates.
     LEASED CIRCUITS expense rose by $11.7 million in 1993 mainly due to the operating lease expense for the Aurora II satellite transponders of $9.0 million. Other increases in 1993 include $1.2 million for noncore subsidiaries and $.9 million for long lines retroactive billings and new contracts. Leased circuits expense decreased in 1992 primarily because the Company paid $7.0 million in 1991 to lease transponders on an interim satellite until Aurora II was placed into service. Leased circuits expense in 1992 also included a $1.4 million decrease reflecting reduced operations in Saudi Arabia. The 1992 decreases were partially offset by a $1.1 million increase relating to restoration facilities for the North Pacific Cable.
     OTHER OPERATING EXPENSE AND TAXES stayed the same in 1993 and 1992 with no material offsetting items. Decreases in 1992 included $3.6 million due to the April 1991 sale of the printing and publishing subsidiaries of North-West Telecommunications, Inc. (North-West) and $3.4 million due to expenses incurred for the 1991 early retirement program. These decreases were partially offset by increased expenses of $1.8 million mainly due to the computerization of engineering records and other contract services for long lines and $.5 million for the 1992 early retirement program.

                             PACIFIC TELECOM, INC.

                                      20

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                    ______

     CUSTOMER OPERATIONS expense increased $3.6 million in 1993 mainly due to cellular costs of $2.0 million relating to customer growth and acquisitions. In addition, local exchange company directory assistance and expenses related to growth caused an increase of $1.0 million in 1993. Customer operations expense increases in 1992 included $2.4 million relating to local exchange company acquisitions and access line growth, $2.3 million due to growth in cellular operations, $.8 million for data base access to verify calling card numbers and $.5 million for the 1992 early retirement program.
     ADMINISTRATIVE SUPPORT expense declined in 1993 mainly because 1992 included $6.4 million of costs relating to the early retirement program in 1992. Administrative support expense increases in 1992 included the early retirement costs, $6.5 million relating to the development of new customer support and billing software and $2.6 million for long lines regulatory proceedings. These increases in 1992 were partially offset by a $1.1 million decrease relating to the 1991 early retirement program, $.6 million due to reduced cable operation costs and $.5 million resulting from the sale of North-West's printing and publishing subsidiaries.

                             OTHER INCOME (EXPENSE)

                                                                       %                              %
                                                                INCREASE                       Increase
(in millions)                                      1993         DECREASE)         1992        (Decrease)        1991
____________________________________________________________________________________________________________________
Interest expense                                 $(44.2)           (15)%        $(52.2)            (5)%       $(55.0)
Interest during construction                         --             --              --           (100)           5.6
Interest income                                      .9            (18)            1.1            (54)           2.4
Gain on sale of subsidiaries and investments        1.3            (95)           28.6              1           28.3
Minority interest                                   (.6)           500             (.1)           (95)          (2.0)
Other                                             (15.3)            (6)          (16.3)           (12)         (18.5)
____________________________________________________________________________________________________________________
Total other income (expense)                     $(57.9)            49%         $(38.9)            (1)%       $(39.2)
====================================================================================================================

     INTEREST EXPENSE was $9.2 million lower in 1993 due to lower short-term borrowing levels, partially offset by a $1.3 million unfavorable rate variance. Interest expense decreased in 1992 as a result of lower interest rates. See Note 4.
     INTEREST DURING CONSTRUCTION in 1991 was attributable to the construction of the replacement satellite and construction of the North Pacific Cable. Both were placed in service during 1991.
     GAIN ON SALE OF SUBSIDIARIES AND INVESTMENTS included a $1.3 million gain on the sale of a cellular property in September 1993, a $21.4 million gain on the sale of Catalina Marketing Corporation common stock in March 1992, a $7.2 million gain from cellular sales and exchanges in September and December of 1992, a $22.2 million gain on the sale of T.U. International, Inc. in September 1991 and a $6.1 million gain on the sales of cellular interests in December 1991. The Company has signed a definitive agreement to sell two noncore businesses. The sale is expected to be completed during the first half of 1994. See "Dispositions" below. With this sale, the Company will have exited all of its material noncore businesses.
     MINORITY INTEREST in 1993 and 1992 related primarily to the 20 percent minority shareholder's interest in income from the North Pacific Cable project and various cellular interests.
     OTHER expense in 1993 included $7.9 million of valuation adjustments on certain noncore businesses, $2.6 million of amortization relating to goodwill and excess cost on cellular investments, $3.4 million of corporate support costs, and $1.2 million of noncore business losses. Other expense in 1992 included valuation adjustments of $13.4 million on certain noncore businesses and $4.0 million of corporate costs. These expenses were partially offset by a $1.9 million pre-tax gain on the sale of capacity by Alascom on the Alaska Spur.

                                  INCOME TAXES

(in millions)                                1993          1992          1991
_____________________________________________________________________________
Income tax expense                          $23.8         $32.5         $30.9
Effective income tax rate                    28.8%         32.6%         25.7%

     The lower 1993 effective income tax rate resulted from a favorable settlement of state income taxes for 1992. The 1991 effective income tax rate was lower due to income tax benefits recognized from the favorable resolution of tax audit issues with the IRS.

                             PACIFIC TELECOM, INC.

                                      21

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                    ______

     The Company adopted SFAS 109 "Accounting for Income Taxes" on January 1, 1993. The Company has restated prior year balances to reflect the adoption of SFAS 109. See Note 9. The effect of SFAS 109 on prior years' income tax expense was not material and, therefore, previously reported amounts have not been restated.

                                   INFLATION

     The effects of inflation on the Company's regulated businesses are not significant to ongoing operations. A substantial portion of the Company's operating assets are utilized in regulated communications services. Under the ratemaking principles currently prescribed by regulatory commissions, only the historical cost of plant is recoverable in revenues as depreciation. While the ratemaking process gives no recognition to the current cost of replacing plant, based upon past practices, the Company has been allowed to recover and earn on the increased cost of its net investment when replacement of facilities actually occurs. Operating assets of the Company's nonregulated businesses account for approximately 19 percent of the Company's total assets, net of the North Pacific Cable inventory. Inflation could have a significant impact if these assets were replaced, depending on the rate of inflation, advances in technology and the timing of these expenditures.

                        LIQUIDITY AND CAPITAL RESOURCES

(in millions)                             Plan 1994          1993          1992          1991
_____________________________________________________________________________________________
Capital expenditures:
  Satellite and Alaska Spur                    $ --          $ --          $ --          $ 91
  Long lines                                     29            18            22            31
  Local exchange companies                       79            74            69            69
  Cellular                                        7             7            10             3
  Other                                           9             4             8            16
_____________________________________________________________________________________________
                                                124           103           109           210
  Inventory -- North Pacific Cable               --            --            --            71
_____________________________________________________________________________________________
    Total capital expenditures                 $124          $103          $109          $281
=============================================================================================
Acquisitions                                   $207          $ 16          $ 17          $ 20
=============================================================================================

                             CAPITAL EXPENDITURES

     The Company's capital expenditures during 1993 and 1992 were funded primarily through internally generated cash of $180.3 million and $177.1 million, respectively. Capital expenditures during 1991 were funded primarily through internally generated cash of $110.2 million and short-term borrowings. The decrease in internally generated cash for 1991 reflected the reduction in accounts payable relating to payments made during 1991 for the North Pacific Cable. The Company expects to fund its capital expenditures in 1994 primarily through internally generated cash.
     Capital expenditures during 1993 related mainly to network upgrades and growth in the Company's operations. See "Acquisitions" below for information concerning a contract with USWC to upgrade facilities for properties that the Company intends to purchase from USWC. The Company does not have any other major construction projects underway at the present time.
     The North Pacific Cable was placed into service during May 1991 and final system acceptance occurred in November 1991. The final costs of the eastern end of the cable system, in which the Company has an 80 percent interest, including the Alaska Spur, was $231 million. Approximately $127 million of this amount was expended during 1991. These payments were funded through internally generated cash, short-term borrowings and proceeds from sales of cable capacity. Based on the Company's estimates of growth in trans-Pacific demand for communications capacity and the availability of other sources of capacity over the next five years, the Company believes that a majority of the remaining capacity can be sold in that time frame.
     A satellite, Aurora II, replacing the Company's original satellite was launched in May 1991 and was placed in service in July 1991. The Company paid $85 million for the 16 transponders that it owned on Aurora II. The 1991 payments of $35 million were funded through internally generated cash and short-term borrowings. In March 1992, the Company issued $67.2 million in short-term notes to certain lenders. These notes matured in October 1992, at

                             PACIFIC TELECOM, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                    ______

which time the Company sold the 16 transponders on Aurora II to the lenders, retired the debt and leased those transponders back over a 69-month period. This lease is accounted for as an operating lease. See Note 10. In 1993, the Company paid $8.0 million to purchase one additional transponder on this satellite and the right of first refusal to purchase an additional transponder within one year.

                                  ACQUISITIONS

     The Company continues to seek expansion of its local exchange operations and cellular interests through the acquisition of additional local exchange companies and cellular properties that complement its existing properties and operations. In 1993, the Company acquired a local exchange company in Wisconsin, with 1,100 access lines, and increased its ownership interest in existing cellular properties and operations. In 1992, the Company acquired two local exchange companies, with a total of 3,200 access lines and several new cellular interests, and increased its ownership interest in existing cellular properties.
     In August 1993, the Company signed a definitive agreement (Agreement) with USWC under which the Company will acquire certain rural telephone exchange properties in Colorado from USWC. The properties represent 45 exchanges that serve approximately 50,000 access lines. The Company will pay approximately $207 million for these properties at closing, subject to a purchase price adjustment mechanism, based principally on the estimated book value of the assets to be acquired. Current estimates of book value indicate that the purchase price may be less than $207 million. Completion of this transaction will be dependent upon receipt of appropriate regulatory approvals, expected to be received by the end of 1994. Under a contract with USWC, the Company acts as a general contractor to construct and upgrade single-party service and digital switching for the properties subject to the Agreement. These improvements are a result of a regulatory requirement of the Colorado Public Utilities Commission. Projected expenditures for 1994 are $28 million. If the transaction does not close, USWC is required to reimburse the Company for all of the Company's expenditures under the contract including interest.
     On March 15, 1994, the Company signed letters of intent with USWC to acquire certain rural exchange properties located in Oregon and Washington from USWC for $183 million in cash, subject to certain purchase price adjustments at closing. These properties represent 49 exchanges that serve approximately 34,100 access lines. Many of these exchanges are contiguous to or located near exchanges that the Company owns and operates in these states. The transaction is subject to negotiation of a definitive purchase agreement with USWC, which is expected to be completed in early April. Completion of the transaction will also be dependent on corporate, regulatory and governmental approvals, all of which should be received by late 1994 or early 1995.
     The Company expects to fund the acquisitions through the issuance of external debt and the use of internally generated funds. Future local exchange company acquisitions may require a significant amount of funding depending on the Company's success in pursuing its strategy. The Company expects to fund such acquisitions through a combination of internally generated funds, external debt and may, if necessary to maintain appropriate capitalization ratios, consider equity issuances to help fund the acquisitions.
     In September 1993, the FCC allocated several blocks of spectrum for Personal Communications Services (PCS). The FCC will be auctioning licenses to operate these PCSs in mid-1994. The Company, as well as several of the Company's cellular licensees, are eligible to bid on PCS licenses subject to certain limitations established by the FCC. The Company is evaluating the effects of PCSs on the Company's operations both with and without potential ownership of PCS licenses. The Company may consider debt issuances to help fund the purchase of licenses and the construction of the networks for PCSs if it chooses to participate in the auctioning process.

                                  DISPOSITIONS

     In October 1993, the Company agreed to sell two wholly-owned noncore subsidiaries, PTI Harbor Bay, Inc. and Upsouth Corporation to IntelCom Group, Inc. (IntelCom:ITR), for 853,147 shares of IntelCom stock and $.2 million in cash. The Company will also receive at least 250,000 more shares of IntelCom common stock in lieu of debt that will not be assumed by the purchaser. Based on recent prices for IntelCom stock, the Company could record a pre-tax gain ranging from $7 million to $10 million on this transaction, excluding selling commissions and other expenses. The actual gain or loss realized will be dependent on IntelCom's stock price when the shares are sold. The net assets of these subsidiaries are being shown in other current assets until the sale closes, which is expected to occur in the first half of 1994.

                            DISCONTINUED OPERATIONS

     In September 1993, the Company concluded the sale of TRT, the major operating subsidiary of ICH, and a smaller subsidiary to IDB for 4.5 million shares of IDB common stock and $1 million in cash. The Company recognized an after-tax gain from discontinued operations of $60.4 million. See Note 12. The $195.2 million in proceeds received from the sale of the IDB stock in 1993 was used mainly to repay short-term debt. See Note 4.

                             PACIFIC TELECOM, INC.

                                     23

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   ______

     During 1992, the Company recorded an after-tax loss from discontinued operations of $45.7 million, of which $10.4 million represented the 1992 operating losses of ICH and $35.3 million represented an additional valuation adjustment reflecting the agreement with IDB and the market value of IDB common stock at December 31, 1992. The Company's carrying value of its investment in ICH at December 31, 1992 was approximately $99.2 million, including the pre-tax effects of the adjustments mentioned above.

                        LONG-TERM AND SHORT-TERM DEBT

December 31,                                   1993          1992          1991
_______________________________________________________________________________
                                                         (in millions)
Long-term debt                                 $427          $572          $528
Short-term debt                                  25            71           234
Currently maturing long-term debt                16            31            12
_______________________________________________________________________________
                                               $468          $674          $774
===============================================================================
Debt as a percent of total capitalization        42%           54%           56%
===============================================================================

     In 1993, debt decreased as the proceeds from the sale of IDB stock in November were used to repay short-term debt instruments. Currently maturing long-term debt decreased due to the retirement of Series A Medium-Term Notes in 1993. A $40 million term note and $15 million of the Series A Medium-Term Notes maturing in 1994 have been classified as long-term debt based on management's intent and the Company's ability to support this debt on a long-term basis.
     In 1992, long-term debt increased as a result of replacing short-term debt with Series B Medium-Term Notes and other debt that matured in more than one year. Short-term debt decreased due to the increase in long-term debt mentioned above and due to payments on debt with the $67 million received on the sale of satellite transponders, the cash received on the sale of Catalina Marketing Corporation common stock and the cash received from the sale of capacity on the North Pacific Cable and Alaska Spur during 1992. Currently maturing long-term debt increased due to Series A Medium-Term Notes maturing in 1993.
     The Company has access to funds through its $300 million revolving credit agreement. At December 31, 1993, nothing was outstanding under this agreement. See Note 3. The revolving credit agreement also serves as backup for a $100 million commercial paper program, under which nothing was outstanding at December 31, 1993. The Company had $18 million outstanding under other available banking arrangements and $6.9 million due to the minority owner of a Company subsidiary at December 31, 1993.
     The Company has a $150 million Series B Medium-Term Note program, under which $74.5 million of notes were outstanding at December 31, 1993, with terms of two to 15 years and an average annual interest rate of 7.24%. The Company also has approval from the Rural Telephone Bank to borrow $23.3 million in additional REA debt for certain construction projects. In 1992, Standard & Poor's reduced the rating of the Company's Medium-Term Notes from A- to BBB+. This reduction is not expected to result in a material increase in the interest rate on new issuances of the Company's Medium-Term Notes.
     The Company currently has a definitive agreement with USWC to purchase local telephone properties in Colorado for approximately $207 million and a letter of intent to purchase similar properties in Oregon and Washington for approximately $183 million. The Company expects to fund these acquisitions through the issuance of external debt and internally generated funds.
     Any temporary cash or liquidity requirements during 1994 will be met through utilization of funds available under the revolving credit agreement or temporary advances from PacifiCorp Holdings. See Note 2. Long-term liquidity requirements will be met through utilization of funds available under the revolving credit agreement, which term ends in November 1995 and is renewable on an annual basis with the consent of the banks, temporary advances from PacifiCorp Holdings or the issuance of additional Series B Medium-Term Notes.

                              FUTURE ACCOUNTING CHANGES

     Financial accounting standards that have been adopted, but are not yet in effect, are not applicable or are not expected to have a material effect on the Company's results of operations and statement of financial position.


                                PACIFIC TELECOM, INC.

                          CONSOLIDATED FINANCIAL STATEMENTS
                                       ______

                          CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31,                                                  1993          1992          1991
_________________________________________________________________________________________________________
                                                                   (In thousands except per share amounts)
OPERATING REVENUES:
  Local network service                                              $ 81,783      $ 74,094       $ 68,392
  Network access service                                              183,862       174,903        168,210
  Long distance network service                                       262,528       275,467        286,065
  Private line service                                                 63,765        70,373         66,045
  Sales of cable capacity                                               4,943        10,797         30,888
  Other                                                               112,178        98,895        104,824
__________________________________________________________________________________________________________
    Total operating revenues                                          709,059       704,529        724,424
__________________________________________________________________________________________________________
OPERATING EXPENSES:
  Plant support (Note 2)                                              125,010       120,146        117,542
  Depreciation and amortization                                       106,796       111,480        115,163
  Leased circuits (Note 2)                                             32,628        20,911         28,212
  Access expense (Note 2)                                              95,462        97,805         93,516
  Other operating expense                                              35,192        36,190         41,278
  Cost of cable sales                                                   2,500         7,686         15,830
  Customer operations                                                  70,612        66,913         61,183
  Administrative support                                               85,215        90,893         79,256
  Taxes other than income taxes                                        14,827        13,862         12,851
__________________________________________________________________________________________________________
    Total operating expenses                                          568,242       565,886        564,831
__________________________________________________________________________________________________________
OPERATING INCOME                                                      140,817       138,643        159,593
__________________________________________________________________________________________________________
OTHER INCOME (EXPENSE):
  Interest expense                                                    (44,273)      (52,140)       (54,955)
  Interest during construction                                             --            --          5,623
  Interest income                                                         932         1,089          2,398
  Gain on sale of subsidiaries and investments (Note 13)                1,340        28,601         28,262
  Minority interest                                                      (580)          (92)        (1,955)
  Other                                                               (15,332)      (16,327)       (18,537)
__________________________________________________________________________________________________________
    Total other income (expense)                                      (57,913)      (38,869)       (39,164)
__________________________________________________________________________________________________________
INCOME BEFORE INCOME TAXES                                             82,904        99,774        120,429
INCOME TAXES (Note 9)                                                  23,846        32,526         30,893
__________________________________________________________________________________________________________
INCOME FROM CONTINUING OPERATIONS                                      59,058        67,248         89,536
GAIN (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX (Note 12)  60,444       (45,741)        (8,431)
__________________________________________________________________________________________________________
NET INCOME APPLICABLE TO COMMON STOCK                                $119,502      $ 21,507       $ 81,105
==========================================================================================================
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                            39,584        39,526         39,477
==========================================================================================================
INCOME PER COMMON SHARE FROM CONTINUING OPERATIONS                      $1.49         $1.70          $2.27
==========================================================================================================
NET INCOME PER COMMON SHARE                                             $3.02         $ .54          $2.05

==========================================================================================================
The accompanying notes are an integral part of these financial statement.


                             PACIFIC TELECOM, INC.

                                      25

                       CONSOLIDATED FINANCIAL STATEMENTS
                                    ______

                          CONSOLIDATED BALANCE SHEETS

December 31,                                                                   1993            1992
___________________________________________________________________________________________________
                                                                                  (In thousands)
ASSETS
  Current assets:
    Cash and temporary cash investments                                  $    4,861      $    9,735
    Accounts receivable                                                     103,155         106,035
    Accounts and notes receivable -- affiliates (Note 2)                      2,039             970
    Material and supplies (At average cost)                                  15,967          14,737
    Inventory -- North Pacific Cable                                         65,753          87,441
    Other (Note 13)                                                          32,493          19,510
___________________________________________________________________________________________________
      Total current assets                                                  224,268         238,428
  Net assets of discontinued operations (Note 12)                                --          99,195
  Investments (Note 7)                                                      105,818         101,669
  Cost of acquisitions in excess of equity                                  210,152         209,193
  Plant in service:
    Telecommunications                                                    1,632,174       1,594,711
    Other                                                                    17,695          15,824
    Less accumulated depreciation                                           741,061         695,993
___________________________________________________________________________________________________
                                                                            908,808         914,542
  Construction work in progress                                              14,523          21,368
___________________________________________________________________________________________________
    Net plant                                                               923,331         935,910
  Deferred charges (Note 9)                                                  22,755          22,894
___________________________________________________________________________________________________
    Total assets                                                         $1,486,324      $1,607,289
===================================================================================================

LIABILITIES AND CAPITALIZATION
  Current liabilities:
    Currently maturing long-term debt                                    $   16,429      $   31,531
    Notes payable (Note 4)                                                   24,903          71,066
    Accounts payable                                                         54,430          47,244
    Income taxes payable                                                         --           3,268
    Accrued liabilities                                                      49,928          47,436
    Accrued toll settlements                                                 17,756          19,438
___________________________________________________________________________________________________
      Total current liabilities                                             163,446         219,983
  Long-term debt (Note 3)                                                   426,669         571,585
  Deferred income taxes (Note 9)                                            153,455         126,675
  Unamortized investment tax credits                                         18,326          23,326
  Other long-term liabilities (Note 9)                                       68,947          81,555
  Minority interest                                                          16,770          14,319
  Shareholders' equity:
    Common stock, $.50 stated value
      -- authorized 200,000,000 shares
      -- outstanding 1993 -- 39,608,767 shares, 1992 -- 39,544,863 shares    19,805          19,772
  Additional paid-in capital                                                205,842         204,276
  Retained earnings (Note 3)                                                413,064         345,798
___________________________________________________________________________________________________
    Total shareholders' equity                                              638,711         569,846
  Commitments and contingencies (Notes 10 and 11)
___________________________________________________________________________________________________
    Total liabilities and capitalization                                 $1,486,324      $1,607,289
===================================================================================================
The accompanying notes are an integral part of these financial statements.

                                PACIFIC TELECOM, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS
                                      ______

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                         Common Stock     Additional                      Total
                                                                      _________________      Paid-in    Retained  Shareholders'
                                                                        Shares   Amount      Capital    Earnings         Equity
_______________________________________________________________________________________________________________________________
                                                                                          (In thousands)
BALANCE, JANUARY 1, 1991                                                39,408  $19,704     $200,689    $343,513       $563,906
Stock issued for employee benefits                                          79       40        2,217                      2,257
Net income                                                                                                81,105         81,105
Deduct common stock dividends ($1.235 per share)                                                          48,744         48,744
_______________________________________________________________________________________________________________________________
BALANCE, DECEMBER 31, 1991                                              39,487   19,744      202,906     375,874        598,524
Stock issued for acquisitions                                               58       28        1,370                      1,398
Net income                                                                                                21,507         21,507
Deduct common stock dividends ($1.305 per share)                                                          51,583         51,583
_______________________________________________________________________________________________________________________________
BALANCE, DECEMBER 31, 1992                                              39,545   19,772      204,276     345,798        569,846
STOCK ISSUED FOR EMPLOYEE BENEFITS                                          72       36        1,901                      1,937
ODD-LOT STOCK BUY-BACK                                                      (8)      (3)        (192)                      (195)
UNEARNED STOCK COMPENSATION (Note 5)                                                            (143)                      (143)
NET INCOME                                                                                               119,502        119,502
DEDUCT COMMON STOCK DIVIDENDS ($1.32 PER SHARE)                                                           52,236         52,236
_______________________________________________________________________________________________________________________________
BALANCE, DECEMBER 31, 1993                                              39,609  $19,805     $205,842    $413,064       $638,711
===============================================================================================================================
The Company has 152,000 shares of $25 stated value, 6 percent cumulative Preferred Stock authorized, but no shares are outstanding.
The accompanying notes are an integral part of these financial statements.

                              PACIFIC TELECOM, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS
                                     ______

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,                                                                      1993           1992           1991
_______________________________________________________________________________________________________________________________
                                                                                                      (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income from continuing operations                                                      $ 59,058       $ 67,248       $ 89,536
  Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
      Depreciation and amortization                                                       115,748        116,821        119,242
      Deferred income taxes and investment tax credits, net                                (7,251)        (6,711)       (16,387)
      Gain on sale of subsidiaries and investments                                         (1,340)       (28,601)       (28,580)
      (Gains) Losses from unconsolidated entities, net                                       (503)         4,365          9,676
      Interest capitalized on equity funds                                                     --             --         (3,374)
      Accounts receivable and other current assets                                         43,736         (5,177)        20,125
      Inventory -- North Pacific Cable                                                      2,500          8,857         21,490
      Accounts payable and accrued liabilities                                            (25,263)        13,120       (100,830)
      Other                                                                                (6,363)         7,155           (702)
_______________________________________________________________________________________________________________________________
        Net cash provided by operating activities                                         180,322        177,077        110,196
_______________________________________________________________________________________________________________________________
CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction expenditures                                                              (102,618)      (108,716)      (194,547)
  Cost of businesses acquired                                                             (15,536)       (16,706)       (19,722)
  Investments in and advances to affiliates                                                (7,447)       (14,511)       (21,732)
  Proceeds from sales of assets                                                           200,552        118,022         48,539
_______________________________________________________________________________________________________________________________
        Net cash provided (used) by investing activities                                   74,951        (21,911)      (187,462)
_______________________________________________________________________________________________________________________________
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) Increase in short-term debt                                                  (53,066)      (163,428)        71,354
  Increase in affiliated note                                                                  --             --          4,750
  Proceeds from issuance of long-term debt                                                  3,042         84,026         59,978
  Dividends paid                                                                          (52,236)       (51,583)       (48,744)
  Payments of long-term debt                                                             (157,887)       (24,877)       (15,896)
_______________________________________________________________________________________________________________________________
        Net cash (used) provided by financing activities                                 (260,147)      (155,862)        71,442
_______________________________________________________________________________________________________________________________
DECREASE IN CASH AND TEMPORARY CASH INVESTMENTS                                            (4,874)          (696)        (5,824)
CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF YEAR                                    9,735         10,431         16,255
_______________________________________________________________________________________________________________________________
CASH AND TEMPORARY CASH INVESTMENTS AT END OF YEAR                                       $  4,861       $  9,735       $ 10,431
===============================================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid during the year                                                          $ 45,681       $ 52,378       $ 48,511
  Income taxes paid during the year                                                        48,574         37,225         44,094

NONCASH INVESTING ACTIVITIES:
  Liabilities assumed in connection with the acquisition of subsidiaries                    2,548          3,889          3,944
  Liabilities disposed of in connection with the sale of subsidiaries                          87             --         30,575
  Common stock issued in connection with the acquisition of telephone
    and cellular properties and employee benefits                                           1,571          1,398          2,257
===============================================================================================================================

The accompanying notes are an integral part of these financial statements.

                              PACIFIC TELECOM, INC.

                                       28

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     ______

               NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) Basis of presentation -- The consolidated financial statements include the accounts of Pacific Telecom, Inc. (PTI) and its subsidiaries (Company). The equity method is used to account for those affiliated companies in which the Company exerts significant influence through management agreements or ownership of 20 to 50 percent. All appropriate intercompany transactions and balances have been eliminated.
     (b) Discontinued operations -- International Communications Holdings, Inc.
(ICH), the Company's international subsidiary, was shown as a discontinued operation in the consolidated financial statements and notes through September 1993 (Note 12).
     (c) Industry segmentation -- Although regulatory requirements impose structural separation in its operations, the Company operates predominantly in the telecommunications industry providing voice, data and video communication services.
     (d) Regulatory authorities -- The accounting policies of the Company are in conformity with the requirements of the Federal Communications Commission (FCC) and the regulatory agencies of the various states in which the Company operates.
     (e) Telecommunications plant -- Telecommunications plant is stated at cost. Additions to plant include direct costs and related indirect charges. At December 31, 1993, telecommunications plant included $70,153,000 relating to cellular franchises acquired. These assets are being amortized over 40 years. Depreciation and amortization are provided using the straight-line method based on the estimated service lives of the various classes of depreciable assets. The composite depreciation rate for depreciable telecommunications plant was 6.6 percent in 1993, 7.1 percent in 1992 and 7.7 percent in 1991. The depreciation rate decrease in 1993 is attributable to the sale of the transponders on the Aurora II satellite in late 1992. The depreciation rate decrease in 1992 is attributable to the addition of the Alaska Spur in late 1991, with a 25-year life, and the effect of inside wiring being fully depreciated in 1991.
     (f) Interest during construction -- In accordance with regulatory requirements, the Company's regulated subsidiaries capitalize debt and equity costs of funds applicable to their long-duration (one year or longer) construction projects. In 1991, the majority of the interest capitalized related to the construction of the North Pacific Cable system and the long lines replacement satellite. There were no long-duration projects in 1992 or 1993.
     (g) Cash and cash equivalents -- The Company considers all investments with original maturities less than 90 days to be cash equivalents.
     (h) Cost of acquisitions in excess of equity -- These costs are primarily for franchises of local exchange companies acquired and goodwill established with the retroactive adoption of Statement of Financial Accounting Standards
(SFAS) No. 109 "Accounting for Income Taxes" and are being amortized generally over 40 years. Accumulated amortization of these costs at December 31, 1993 and 1992 was $26,891,000 and $18,645,000, respectively.
     (i) Income taxes -- Effective January 1, 1993, the Company adopted SFAS
109. The statement prescribes the liability method of accounting for income taxes, which requires that deferred income taxes be provided for all differences between the financial statement and tax bases of assets and liabilities. Although the Company has historically provided deferred taxes on substantially all items considered timing in nature under Accounting Principles Board No. 11 (the predecessor to SFAS 109), the Company has elected to restate certain prior year balance sheet accounts to reflect the application of SFAS 109 to all items not deemed temporary prior to the adoption of SFAS 109 (Note 9). Deferred income taxes result primarily from differences between the financial statement and tax bases of depreciable assets and certain acquired investments, as well as employment related expenses not currently deductible. Excess deferred income taxes on regulated assets and liabilities resulting from the decrease in federal statutory rates under the Tax Reform Act of 1986, net of an increase arising from the Revenue Reconciliation Act of 1993, are being amortized to income over the composite book life of the related assets as required by regulatory authorities. Investment tax credits relating to regulated telephone property, plant and equipment have been deferred and are being amortized over the estimated useful lives of the related assets.
     (j) Inventory -- Inventory on the North Pacific Cable represents the construction costs for the cable, which are carried at lower of cost or market and charged to income on an average cost per unit basis as capacity in the cable is sold. During 1993, inventory cost was reduced by approximately $19,200,000 as a result of an agreement reached with the consortium that constructed the cable.
     (k) Software capitalization -- The Company capitalizes initial operating system software development costs, and expenses subsequent additions or modifications to operating system software. The Company also capitalizes application software that is purchased at a cost of $10,000 or more and with a useful life in excess of one year.

                             PACIFIC TELECOM, INC.

                                       29

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     ______

     (l) Revenue recognition -- The Company's subsidiaries participate with other telephone companies in access revenue pools for certain interstate and intrastate revenues, which are initially recorded based on estimates. Certain long distance network service revenues are estimated under cost separations procedures that base revenues on current operating costs and investments in facilities to provide such services. All other revenues are recognized when earned.
     (m) Net income per common share -- Net income per common share is based on the weighted average number of common shares outstanding during each of the periods.

                   NOTE 2. TRANSACTIONS WITH RELATED PARTIES

     Approximately 87 percent of the Company's outstanding common stock is beneficially owned by PacifiCorp. The following is a summary of transactions with PacifiCorp and various affiliates of the Company:
     (a) Notes payable -- The Company has an agreement that permits temporary cash advances to or from PacifiCorp Holdings, Inc. (PacifiCorp Holdings) at short-term borrowing rates (Note 4). There were no borrowings from PacifiCorp Holdings in 1993 or 1992. Interest expense on borrowings from PacifiCorp Holdings was $62,000 in 1991. Interest income related to cash advances to PacifiCorp Holdings was $53,000 in 1993, $115,000 in 1992 and $257,000 in 1991.

     (b) Accounts and notes receivable-affiliates -- These amounts generally represent billings to affiliates for services provided by the Company, but in 1993 the amount represents primarily a tax refund receivable from PacifiCorp.
     (c) Access expense -- The long lines subsidiary recognized approximately $15,852,000 in 1993, $15,073,000 in 1992 and $12,721,000 in 1991 of interstate and intrastate access expense related to the Company's local exchange companies in Alaska. These amounts were recorded as network access service revenues by the local exchange companies.
     (d) Maintenance and backhaul -- The long lines subsidiary recognized expenses totaling $3,019,000 in 1993, $2,736,000 in 1992 and $2,035,000 in 1991
for maintenance services on the Alaska Spur provided by the Company's cable subsidiary. These amounts were included in plant support. The long lines subsidiary also recorded lease expense of $643,000 in 1993, $566,000 in 1992 and $346,000 in 1991 for the lease of backhaul circuits from the cable subsidiary. These amounts were included in leased circuits expense. The cable subsidiary recognized expenses totaling $1,843,000 in 1993, $1,957,000 in 1992 and $1,140,000 in 1991 for restoration services provided by another PTI subsidiary. These amounts were included in leased circuits expense. The rates charged for this service are regulated by the FCC.
     (e) Income taxes -- The Company participates with PacifiCorp in filing consolidated income tax returns. The Company's income tax provisions are based on a separate company calculation of income taxes.
     (f) The Company rents its headquarters building from a 50 percent owned partnership. Annual rent expense was $1,661,000 in 1993, 1992 and 1991.
     (g) Space and power agreement -- The long lines subsidiary recognized expenses totaling $571,000 in 1993, $484,000 in 1992 and $487,000 in 1991 for
the lease of space and power from a local exchange subsidiary. These amounts are included in plant support expense.

                              PACIFIC TELECOM, INC.

                                       30

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     ______

                             NOTE 3. LONG-TERM DEBT

Long-term debt consisted of the following:

December 31,                                                                                              1993             1992
_______________________________________________________________________________________________________________________________
                                                                                                            (in thousands)
2%-11.8% First mortgage notes payable under U.S. Government-sponsored
loan programs, maturities through 2028                                                                $139,224         $138,213
9%-11.3% First mortgage notes, maturities through 1997                                                  16,461           33,462
8%-12% Unsecured notes, maturities through 2007                                                         24,913           28,441
8.75% Unsecured senior notes, maturities through 1996                                                   18,000           24,000
5.4%-9.4% Unsecured medium-term notes, maturities through 2006 (a)                                     204,500          224,500
5.8% Unsecured term note, matures 1994 (a)                                                              40,000           40,000
Unsecured revolving credit agreement (a) (b)                                                                --           34,500
Commercial paper (a)                                                                                        --           80,000
_______________________________________________________________________________________________________________________________
  Total                                                                                                443,098          603,116
Less current maturities                                                                                 16,429           31,531

_______________________________________________________________________________________________________________________________
  Total long-term debt                                                                                $426,669         $571,585
===============================================================================================================================

     (a) Based upon management's intent and the Company's ability to support the debt on a long-term basis through its revolving credit agreement, all commercial paper outstanding at December 31, 1992 and $34,500,000 of borrowings under the revolving credit agreement were classified as long-term debt. The Company used proceeds from the sale of IDB Communications Group, Inc. stock in November 1993 to repay the commercial paper and borrowings under the revolving credit agreement (Note 12). At December 31, 1993, the Company classified $15,000,000 of unsecured medium-term notes and the unsecured term note of $40,000,000, both maturing in 1994, as long-term debt.
     (b) On November 13, 1991, the Company entered into a $300,000,000 revolving credit agreement. Borrowings under the revolving credit agreement bear interest at rates based on bids from participating banks, certain prime rates, interbank borrowing rates or certificate of deposit rates. The revolving credit agreement has a three-year term originally ending in November 1994 that has been extended through November 1995. It is renewable on a yearly basis upon consent of the banks. Annual commitment fees on the revolving credit agreement are currently .1875 percent of the total authorized amount. Available funds under the revolving credit agreement at December 31, 1993 were $300,000,000.

     At December 31, 1993, approximately $740,930,000 of telecommunications plant in service was pledged as collateral under various loan agreements. Certain agreements also contain provisions restricting the payment of cash dividends. At December 31, 1993, consolidated retained earnings available for dividends and other distributions was $195,901,000, all of which was available from the retained earnings of subsidiaries.
     Long-term debt maturing annually within each of the four years subsequent to 1994 is as follows: 1995 -- $113,087,000; 1996 -- $11,685,000; 1997 --
$15,984,000; 1998 -- $28,506,000. Amounts maturing in 1995 include $55,000,000 of debt scheduled to mature in 1994 that the Company intends to refinance at maturity on a long-term basis.

                              PACIFIC TELECOM, INC.

                                       31

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     ______

                            NOTE 4. SHORT-TERM DEBT

     Short-term debt consisted of outstanding notes payable under borrowing arrangements with various banks, other lenders and PacifiCorp Holdings (Note 2). Information regarding short-term debt follows:

                                                                     At December 31                   During the Year
                                                                  ___________________   ____________________________________
                                                                              Average                                Average
                                                                             Interest       Maximum       Average   Interest
                                                                   Balance       Rate   Outstanding   Outstanding       Rate
____________________________________________________________________________________________________________________________
                                                                               (in thousands except percentages)

1993
NOTES PAYABLE -- BANKS                                            $ 18,000        3.4%     $165,844      $ 65,955       3.8%
NOTES PAYABLE -- OTHER                                               6,903        3.6         6,903         1,151       3.4

1992
Notes payable -- banks                                            $ 71,066        3.9%     $230,700      $162,750       4.2%
Notes payable -- other                                                  --         --         7,903         4,223       4.1%

1991
Notes payable -- banks                                            $226,465        5.3%     $295,720      $230,782       6.7%
Notes payable -- PacifiCorp Holdings                                    --         --         7,000           943       6.6
Notes payable -- other                                               7,903        5.3         9,161         7,249       6.1

     The average interest rate is calculated by dividing the actual short-term interest expense by the average daily weighted balance of short-term debt outstanding for the year.

                              NOTE 5. PENSION PLAN

     Substantially all employees of the Company, except those who are members of the International Brotherhood of Teamsters and certain locals of the International Brotherhood of Electrical Workers (IBEW), are covered under the Company's pension plans. The plans provide benefits based upon an employee's total years of service and compensation during the last 10 years of service. The Company's policy is to fund annually up to the maximum amount of the unfunded pension liability that can be deducted for federal income tax purposes. The Company's unrecognized net asset resulting from the initial application of SFAS No. 87 "Employer Accounting for Pensions", is being amortized over a 10-year period ending in 1996. Net pension cost and funded status of the pension plans are summarized as follows:

December 31,                                                                                          1993      1992       1991
_______________________________________________________________________________________________________________________________
                                                                                                          (in thousands)
Service cost of benefits earned                                                                  $   3,671  $  4,066   $  4,757
Interest cost on the projected benefit obligation                                                    9,936     9,479      8,137
Actual gain on assets                                                                             (11,272)    (1,077)   (23,004)
Net amortization and deferral                                                                      (1,715)    (4,793)    21,171
_______________________________________________________________________________________________________________________________
  Total pension expense                                                                          $    620   $  7,675   $ 11,061
===============================================================================================================================
Actuarial present value of benefit obligations:
  Accumulated benefit obligation                                                                 $119,505   $ 97,242   $ 86,368
===============================================================================================================================
  Portion of accumulated benefit obligation vested                                               $118,228   $ 96,308   $ 85,256
===============================================================================================================================
  Projected benefit obligation                                                                   $142,448   $123,714   $113,839
  Plan assets at fair value, primarily listed stocks and bonds                                    138,683    120,525    123,190
_______________________________________________________________________________________________________________________________
Plan assets (less than) in excess of projected benefit obligation                                  (3,765)    (3,189)     9,351
Unrecognized net gain                                                                                (136)    (4,790)    (9,339)
Unrecognized prior service (benefit) cost                                                          (2,477)     1,240      1,249
Unrecognized net asset remaining from initial application of SFAS No. 87                           (8,282)   (10,154)   (12,027)
_______________________________________________________________________________________________________________________________
Pension liability at December 31                                                                 $(14,660)  $(16,893)  $(10,766)

===============================================================================================================================

                              PACIFIC TELECOM, INC.

                                       32

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     ______

Assumptions used to develop pension plan information were:

                                                                                                     1993      1992      1991
_______________________________________________________________________________________________________________________________
Discount rate                                                                                        7.5%      9.0%      9.0%(a)
Estimated long-term rate of return on assets                                                         9.0%      9.0%      9.0%
Assumed rate of increase in compensation levels                                                      5.0%      6.5%      6.5%

     (a) Discount rate used for the North-West pension plan in 1991 was 8.0%.

     On January 1, 1993, the North-West pension plan was merged with the Company's plan. Due to differences in the plans' provisions, the net unrecognized prior service cost was reduced by $3,990,000.
     In the fourth quarter of 1991, the Company offered an early retirement program to certain employees of its long lines subsidiary in Alaska and certain corporate employees. In 1991, the Company recognized an expense of $6,710,000 related to this early retirement program.
     In the fourth quarter of 1991, members of the IBEW who are employees of the Company's Alaska local exchange companies elected to leave the Company's pension plan and enter the IBEW pension plan. A curtailment gain of $2,119,000 relating to the IBEW members in Alaska is being amortized over the life of the contract to offset pension costs the Company now pays to the IBEW.
     In the fourth quarter of 1992, the Company offered another early retirement program to an additional group of corporate employees and employees of certain local exchange companies. In 1992, the Company recognized an expense of $7,331,000 relating to this early retirement program.
     The Company participates in PacifiCorp's K Plus Employee Stock Ownership and Savings Plan. Under this plan, eligible employees may elect to contribute a portion of their pay, within specified limits, to the Plan. The Company makes a matching contribution of 50 percent of the employee's elective contribution. Employee elective contributions subject to matching are limited to six percent of pay. In addition, the Company makes a fixed contribution of two percent of pay per year. The costs to the Company for these contributions in 1993, 1992 and 1991 were $2,838,000, $2,943,000 and $3,051,000, respectively. The Company and
PacifiCorp also have long-term incentive plans for certain executive employees of the Company. Participants receive shares of the Company's common stock, plus dividend equivalents in cash based on performance of the companies. The costs to the Company for this benefit amounted to $734,000, $78,000 and $1,364,000 in 1993, 1992 and 1991, respectively.
     In 1993, the Company adopted the Non-Employee Directors' Stock Compensation Plan. Directors who are employees of the Company, its parent company, its subsidiaries or any affiliated companies are not eligible to participate. The participants' interests in the plan vest at 20 percent per year. The Company recognized a total cost for this plan of $640,000 in 1993, which includes past service costs of $602,000.

                     NOTE 6. OTHER POSTRETIREMENT BENEFITS

     The Company provides health care and life insurance benefits to eligible retired employees. Substantially all employees of the Company, except those who are members of the International Brotherhood of Teamsters, are covered under the Company's postretirement health care and life insurance plans. The postretirement health care and life insurance plans are noncontributory. Generally, the health care plan pays stated percentages of most medical expenses, reduced for any deductible and payments made by government programs.
     Effective January 1, 1993, the Company adopted SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Under SFAS 106, the Company must recognize the cost of postretirement benefits over the active service period of its employees. The Company's policy is to fund annually the maximum amount of postretirement benefit expense that can be deducted for federal income tax purposes. In 1993, the Company funded a total of $5,703,000 into a 401(h) and a VEBA trust. The Company will recognize the transition obligation, which represents the previously unrecognized prior service cost, over a period of 20 years. At January 1, 1993, the Company had a transition obligation of $38,356,000.

                               PACIFIC TELECOM, INC.

                                        33

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     ______

     The net funded status for the combined plans is shown below at December 31, 1993 (in thousands):

Accumulated postretirement benefit obligation (APBO):
  Retirees and dependents                                                                                               $40,601
  Fully eligible active plan participants                                                                                11,080
  Other active plan participants                                                                                         25,262
_______________________________________________________________________________________________________________________________
    APBO                                                                                                                 76,943
Plan assets at fair value, primarily listed stocks and bonds                                                             (8,682)
_______________________________________________________________________________________________________________________________
    APBO in excess of plan assets                                                                                        68,261
Unrecognized transition obligation                                                                                      (36,438)
Unrecognized prior service cost                                                                                             742
Unrecognized net loss from changes in assumptions                                                                       (13,419)
_______________________________________________________________________________________________________________________________
    Accrued postretirement benefit cost                                                                                 $19,146
===============================================================================================================================

     Net periodic postretirement benefit cost for the year ended December 31, 1993 included the following components (in thousands):

Service cost                                                                                                             $1,835

Interest cost on accumulated postretirement benefit obligation                                                            5,055
Actual return on plan assets                                                                                               (233)
Amortization of transition obligation over 20 years                                                                       1,918
Net amortization and deferral                                                                                                77
_______________________________________________________________________________________________________________________________
  Net periodic postretirement benefit cost                                                                               $8,652
===============================================================================================================================

     The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5 percent. The expected long-term rate of return on plan assets was nine percent. The assumed health care cost trend rates were 14 percent, with decreases of one percent per year over nine years and remaining at five percent thereafter for participants under 65 years of age and 10 percent, with decreases of .56 percent per year over nine years and remaining at five percent thereafter for participants over 65 years of age. The health care cost trend rate assumptions have a significant effect on the amount reported. Increasing the assumed health care cost trend rate by one percentage point would increase the postretirement benefit obligation as of December 31, 1993 by $1,970,000, and the annual net periodic postretirement benefit costs from continuing operations by $381,000.

                              NOTE 7. INVESTMENTS

     The investment balances included interest bearing advances of $5,241,000 and $4,071,000 at December 31, 1993 and 1992, respectively, and are summarized as follows:

December 31,                                                                                                     1993      1992
_______________________________________________________________________________________________________________________________
                                                                                                                (in thousands)
Equity investments:
  Cellular partnerships                                                                                      $ 32,349  $ 29,778
  Other equity investees                                                                                        1,317     1,204
Cost investments:
  Cellular partnerships                                                                                        54,459    58,872
  Other (a)                                                                                                    17,693    11,815
_______________________________________________________________________________________________________________________________
                                                                                                             $105,818  $101,669
===============================================================================================================================

     (a) Other cost investments increased mainly due to the construction contract relating to the purchase of telephone exchanges in Colorado (Note 11).

                              PACIFIC TELECOM, INC.

                                       34

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          NOTE 8. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments are summarized as follows:

                                                                                      1993                       1992
                                                                             _______________________    _______________________
                                                                              CARRYING     ESTIMATED     Carrying     Estimated
December 31,                                                                    AMOUNT    FAIR VALUE       Amount    Fair Value
_______________________________________________________________________________________________________________________________
                                                                                               (in thousands)

Cash and temporary investments and net trade accounts (a)                     $ 55,625      $ 55,625     $ 69,496      $ 69,496
Investments at cost (Note 7) (b)                                                72,152        73,648       70,687        74,183
Long-term debt and notes payable (Notes 3 and 4) (c)                           468,001       487,115      674,182       690,970

     (a) The carrying amount approximates fair value because of the short maturity of these instruments.
     (b) The fair value of the cellular properties held as cost investments is based on an individual analysis of each property, including published information on recent sales of the same or similar properties, appraisals from external parties and cash flow modeling. The fair values of the other investments are estimated based on quoted market prices for these or similar investments, or the investment's ability to return cash to the Company through operations or through the sale of the investment.
     (c) The fair value of the Company's long-term debt is estimated using the discounted cash flow method based on the quoted market rates and prices for the same or similar issues of the same remaining maturities. The discount rate is determined using U.S. Treasury rates plus the average spread for the Company quoted by several dealers. Prepayment penalties and other costs of debt retirement are not reflected in these estimates.

     The fair value of the interest rate swap agreement, obtained from the counterparty of the swap agreement, was a net payable position of $2,904,000 at December 31, 1993 and $2,844,000 at December 31, 1992. These values represent the estimated amount the Company would pay to terminate the agreement at the present time, taking into consideration current interest rates and the current credit-worthiness of the counterparty.

                              NOTE 9. INCOME TAXES

     The Company's effective combined state and federal income tax rate was 28.8 percent in 1993, 32.6 percent in 1992 and 25.7 percent in 1991. The difference between taxes calculated as if the statutory federal tax rate of 35 percent (34 percent for 1992 and 1991) was applied to pretax income and the recorded tax expense is due to the following:

Year Ended December 31,                                                                              1993       1992       1991
_______________________________________________________________________________________________________________________________
                                                                                                           (in thousands)
Tax expense at statutory rates                                                                    $29,016    $33,923    $40,945
State income taxes                                                                                  3,185      8,159      4,452
Federal benefit of state income taxes                                                              (1,115)    (2,774)    (1,514)
Amortization of investment tax credits                                                             (4,795)    (5,441)    (6,299)
Amortization of excess deferred income taxes                                                       (2,128)    (3,755)    (3,800)
Amortization of cost of acquisitions in excess of equity                                            1,994      1,486      1,477

Other                                                                                              (2,311)       928     (4,368)
_______________________________________________________________________________________________________________________________
    Recorded tax expense                                                                          $23,846    $32,526    $30,893
===============================================================================================================================
Income tax expense for continuing operations consisted of:
  Taxes currently provided                                                                        $27,600    $39,208    $49,198
  Deferred income taxes                                                                             1,041     (1,241)   (12,006)
  Investment tax credits, net                                                                      (4,795)    (5,441)    (6,299)
_______________________________________________________________________________________________________________________________
                                                                                                  $23,846    $32,526    $30,893
===============================================================================================================================

     Due to the regulatory nature of a substantial portion of the Company's business, most of the increase in deferred tax expense resulting from the federal income tax rate change from 34 percent to 35 percent, as enacted in the Revenue Reconciliation Act of 1993, is reflected as a reduction in the amortization of excess deferred income taxes in the current and future years.

                              PACIFIC TELECOM, INC.

                                       35

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     ______

     Prior to adopting SFAS 109, the Company had not provided deferred income taxes relating to the deduction of certain construction related expenses. The Company has recorded additional deferred income taxes together with a regulatory asset (included in deferred charges) representing the expected increase in revenues necessary to pay taxes upon the future reversal of previously flowed through tax benefits.
     In addition, the Company has recorded a decrease in deferred income taxes associated with the unamortized balance of excess deferred income taxes resulting from the reduction in the federal income tax rate from 46 percent to 35 percent and the unamortized balance of deferred investment tax credits. A corresponding regulatory liability (included in other long-term liabilities) has been recorded to reflect the reduction in revenues expected to occur from the future pass through of these benefits.
     For certain acquisitions occurring between 1990 and 1992, the Company assigned a portion of the acquisition price to the acquired company's interest in partnerships operating cellular service areas. The amount so assigned is treated as a temporary difference under SFAS 109. In applying SFAS 109 to those acquisitions, the Company has restated certain prior year balance sheet amounts by recording additional deferred income taxes with a corresponding increase in the cost of acquisitions in excess of equity.

The restatement of December 31, 1992 balances resulting from the adoption of SFAS 109 is as follows (in thousands):

                                                                                                           Deferred
                                                                                 Regulatory     Cost in      Income  Regulatory
                                                                                      Asset      Excess       Taxes   Liability
As previously reported at December 31, 1992                                        $     --    $162,856    $ 90,256    $     --

Adjusted for SFAS 109                                                                10,495      46,337      23,633      33,199
_______________________________________________________________________________________________________________________________
As restated at December 31, 1992                                                   $ 10,495    $209,193    $113,889    $ 33,199
===============================================================================================================================

     The effect of SFAS 109 on prior years' income tax expense was not material and, therefore, previously reported amounts have not been restated.

     The deferred tax assets and liabilities recorded on the balance sheets as of December 31, 1993 and 1992 are as follows (in thousands):

                                                                                    1993                        1992
                                                                         __________________________  __________________________
                                                                         DEFERRED TAX  DEFERRED TAX  Deferred Tax  Deferred Tax
                                                                               ASSETS   LIABILITIES        Assets   Liabilities
_______________________________________________________________________________________________________________________________
Depreciation differences                                                      $    --      $126,476      $     --      $120,474
Accrued pension and employment benefits                                        12,820            --        13,031            --
Cellular acquisition adjustments                                                   --        50,609            --        46,337
Valuation adjustments and sale of subsidiaries' stock                           8,116            --         7,869            --
Other                                                                          15,269            --        32,022            --
_______________________________________________________________________________________________________________________________
                                                                              $36,205      $177,085      $52,922       $166,811
===============================================================================================================================

Current tax assets                                                            $12,575      $     --      $12,786       $     --
Noncurrent tax liabilities                                                    $    --      $153,455      $    --       $126,675

                              PACIFIC TELECOM, INC.

                                       36

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     ______

                   NOTE 10. LEASE AND MAINTENANCE ARRANGEMENTS

     The Company's operating lease and maintenance agreements relate to the use of headquarters buildings, data processing and customer premise equipment, satellite transponders, terrestrial communications circuits and cable maintenance and backhaul. These agreements generally contain provisions or options to renew the agreements at fair market rental rates. In October 1992, the Company's 16 transponders on the Aurora II satellite were sold and leased back under an operating lease agreement. Annualized lease expense through July 1998 will be approximately $11,549,000. At the end of the lease, the Company has the option of either repurchasing the satellite or guaranteeing a minimum sales price to a non-affiliated party. The Company has no material capital lease obligations at this time. Under these noncancellable operating lease and maintenance agreements, minimum annual rental commitments are as follows:

Year Ending December 31,

_______________________________________________________________________________________________________________________________
                                                                                                                 (in thousands)
  1994                                                                                                                 $ 33,817
  1995                                                                                                                   31,208
  1996                                                                                                                   30,028
  1997                                                                                                                   28,627
  1998                                                                                                                   47,303
  1999 and beyond                                                                                                        65,903
_______________________________________________________________________________________________________________________________
    Total minimum lease and maintenance payments                                                                       $236,886
===============================================================================================================================

     Rent expense, net of sublease rental revenues of $225,000, $50,000 and $138,000 in 1993, 1992 and 1991, respectively, approximated $45,744,000 in 1993,
$33,352,000 in 1992 and $38,325,000 in 1991.

     The Company has an agreement for the provision of satellite telemetry, tracking, control and protection services for approximately $5,747,000 per year beginning in 1992 and terminating in 2001.

                     NOTE 11. COMMITMENTS AND CONTINGENCIES

     In August 1993, the Company signed a definitive agreement with US WEST Communications, Inc. (USWC) under which the Company has agreed to purchase certain telephone exchange properties in Colorado for approximately $207,000,000, subject to a purchase price adjustment mechanism, based principally on the estimated book value of the assets to be acquired. Current estimates of book value indicate that the purchase price may be less than $207 million. Completion of this transaction will be dependent upon appropriate regulatory approvals, expected to be received in the latter part of 1994.
     Expenditures under the Company's 1994 construction and capital expenditure program are expected to approximate $123,800,000. Additionally, the Company entered into a construction contract with USWC in July 1993 that requires the Company to construct and upgrade plant in the properties that the Company has agreed to purchase from USWC. Under the contract, the Company acts as general contractor for USWC. The construction and upgrade program will accelerate single-party service and digital switching required by the Colorado Public Utilities Commission. During 1993, the Company spent $5,700,000 under this contract. Projected expenditures for 1994 are approximately $28,000,000. If the transaction does not close, USWC is required to reimburse the Company for all of the Company's expenditures under the construction contract including interest. There are currently no long-term construction projects underway.
     As of December 31, 1993, the Company had 209,705 shares of common stock reserved for issuance under its profit sharing and savings plan.
     The Company is a party to various legal claims, actions and complaints. Although the ultimate resolution of legal proceedings cannot be predicted with certainty, management believes that disposition of these matters will not have a material adverse effect on the Company's consolidated results of operations.

                              PACIFIC TELECOM, INC.

                                       37

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     ______

                        NOTE 12. DISCONTINUED OPERATIONS

     In January 1993, the Company signed an agreement to sell TRT Communications, Inc. (TRT), a wholly-owned subsidiary of ICH, to IDB Communications Group, Inc. (IDB). ICH had been reported as a discontinued operation for financial statement reporting purposes.
     On September 23, 1993, the Company completed the sale of TRT and a smaller subsidiary to IDB for 4,500,000 shares of IDB common stock and $1,000,000 in cash. Based on the market value of IDB stock at closing, the Company recognized an after-tax gain from discontinued operations of $60,444,000, or $1.53 per share, on the sale. The market value of the IDB stock increased during 1993. The IDB common stock was registered and sold in a secondary public offering in November 1993 and the Company received $45 per share before commissions and expenses.
     The results of operations in 1992 include an after-tax loss from discontinued operations of $45,741,000, or $1.16 per share, of which $10,431,000 represents the 1992 operating losses of ICH and $35,310,000 represents a valuation adjustment resulting from the agreement with IDB. The valuation adjustment was based on the market value of IDB stock at the time the agreement was signed in January 1993, adjusted for closing costs and fluctuations in IDB's stock price. The Company recorded an after-tax loss from discontinued operations of $8,431,000, or $.22 per share, in 1991. The Company has recorded tax expense of $26,011,000 in 1993 and tax benefits of $22,800,000 in 1992 and $6,269,000 in
1991 relating to the discontinued operations of ICH.

                  NOTE 13. SALE OF SUBSIDIARIES AND INVESTMENTS

     In October 1993, the Company agreed to sell PTI Harbor Bay, Inc. and Upsouth Corporation to IntelCom Group, Inc. The net assets of these subsidiaries of $13,941,000 are being shown in other current assets until the sale closes, which is expected to occur in the first half of 1994.
     In September 1993, the Company sold a cellular property which resulted in proceeds of $2,183,000 and an after-tax gain of $827,000.
     In March 1992, the Company sold its minority ownership interest in Catalina Marketing Corporation, a company that develops, markets, installs and maintains electronic scanner software and equipment for point of sale coupon distribution. The Company received cash proceeds of $26,247,000 and recognized an after-tax gain of $13,452,000 on the sale.
     During 1992, the Company sold or transferred several cellular properties. These transactions resulted in proceeds of $9,556,000 and after-tax gains of $4,289,000.
     On September 10, 1991, the Company sold its wholly-owned subsidiary, T.U. International, Inc. (TUI). TUI through its wholly-owned subsidiary, CIDCOM S.A., provides mobile radio telephone service and cellular telephone service in parts of Chile. The Company recognized a $17,419,000 after-tax gain on the sale.
     In December 1991, the Company sold its wholly-owned cellular subsidiary in Colorado for $5,600,000 in cash. The Company also concluded a cellular ownership exchange in Idaho during 1991. After-tax gains of $3,726,000 were recognized on these transactions.

                              PACIFIC TELECOM, INC.

                                       38

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     ______

                  NOTE 14. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for 1993 and 1992 are as follows:

Three Months Ended                                                                   Dec. 31   Sept. 30     June 30    March 31
_______________________________________________________________________________________________________________________________
                                                                                      (in thousands except per share amounts)

1993
  OPERATING REVENUES                                                                $178,828   $182,924    $176,237    $171,070
  OPERATING INCOME                                                                    37,749     36,383      34,341      32,344
  INCOME FROM CONTINUING OPERATIONS                                                   16,836     14,034      13,987      14,201
  NET GAIN FROM DISCONTINUED OPERATIONS                                                   --     60,444          --          --
  NET INCOME                                                                          16,836     74,478      13,987      14,201
  INCOME PER COMMON SHARE FROM CONTINUING OPERATIONS                                     .43        .35         .35         .36
  NET INCOME PER COMMON SHARE                                                            .43       1.88         .35         .36

1992
  Operating revenues                                                                $186,312   $182,293    $169,699    $166,225
  Operating income                                                                    38,617     34,572      33,590      31,864
  Income from continuing operations                                                   19,619     14,672      11,853      21,104
  Net loss from discontinued operations                                              (39,241)    (6,500)         --          --
  Net income (loss)                                                                  (19,622)     8,172      11,853      21,104
  Income per common share from continuing operations                                     .50        .37         .30         .53
  Net income (loss) per common share                                                    (.50)       .21         .30         .53
===============================================================================================================================

     Net income from discontinued operations in the third quarter of 1993 resulted from the sale of TRT and a smaller subsidiary to IDB (Note 12). The year 1993 included $2,327,000 of after-tax valuation adjustments in the third quarter and $2,497,000 of after-tax valuation adjustments in the fourth quarter for certain noncore businesses.
     The first quarter of 1992 included a $13,452,000 after-tax gain from the sale of a minority ownership interest in Catalina Marketing Corporation and $4,200,000 of after-tax valuation adjustments for certain noncore businesses. The fourth quarter included after-tax gains of $3,294,000 relating to cellular property transactions and $1,155,000 resulting from a sale of 11 percent of the Alaska Spur capacity. The fourth quarter also included $5,966,000 of after-tax valuation adjustments for certain noncore businesses.
     Net losses from discontinued operations in the third and fourth quarters of 1992 resulted from adjustments to the carrying value in ICH as described in Note 12.

                             PACIFIC TELECOM, INC.

                                      39

                          INDEPENDENT AUDITORS' REPORT

To the Directors and Shareholders of Pacific Telecom, Inc.:

     We have audited the accompanying consolidated balance sheets of Pacific Telecom, Inc. and its subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, such consolidated financial statements represent fairly, in all material respects, the financial position of Pacific Telecom, Inc. and its subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.
     As discussed in Notes 6 and 9 in the consolidated financial statements, the Company changed its method of accounting for other postretirement benefits and income taxes in the year ended December 31, 1993.

Deloitte & Touche
Portland, Oregon
January 26, 1994

                              REPORT OF MANAGEMENT

     The management of Pacific Telecom, Inc. is responsible for preparing the accompanying consolidated financial statements and for their integrity and objectivity. These financial statements were prepared in accordance with generally accepted accounting principles applied on a consistent basis and include amounts that are based on management's best estimates and judgment. Management also prepared the other information in this Annual Report and is responsible for its accuracy and consistency with the financial statements.
     Management of the Company maintains internal control systems that provide reasonable assurance that assets are safeguarded, business is conducted in accordance with management's authorization, transactions are properly recorded and the financial statements are reliable. The Company also maintains a staff of professional internal auditors whose responsibilities include monitoring the effectiveness of the internal control system in coordination with the independent accountants.
     Management recognizes its responsibility to foster a strong ethical climate to ensure the Company's affairs are conducted according to the highest standards of personal and corporate conduct. The Company's published "Principles of Business Conduct" policy addresses the necessity of ensuring open communication within the corporation, avoiding potential conflicts of interest, complying with all domestic and foreign laws, including those relating to financial reporting and maintaining the confidentiality of proprietary information.
     The Audit Committee of the Board of Directors, composed solely of outside directors, meets periodically with the independent accountants, internal auditors and management to review the scope of work scheduled and the results of work completed. The independent accountants and internal auditors have free access to the Audit Committee, without management present, to discuss the results of their work and their evaluations of the adequacy of internal controls and the quality of financial reporting.

Charles E. Robinson                 James H. Huesgen
Chairman, President                 Executive Vice President
and Chief Executive Officer         and Chief Financial Officer

                              PACIFIC TELECOM, INC.

                                       40

                          COMMON STOCK PRICES/DIVIDENDS

PRICE RANGE FOR QUARTERS ENDED
(Source: NASDAQ)

                                                                                                        Sale Price
                                                                                          _____________________________________
                                                                                                 1993                1992
                                                                                             HIGH       LOW      High       Low
_______________________________________________________________________________________________________________________________
FIRST QUARTER                                                                             $24-3/4   $22-1/2   $25-3/4   $23-3/4
SECOND QUARTER                                                                             24        21        24-3/4    21-1/4
THIRD QUARTER                                                                              28-3/4    23        26        23
FOURTH QUARTER                                                                             28-1/2    24-1/2    26        22-1/2
______________________________________________________________________________________________________________________________

Pacific Telecom's common stock is traded over-the-counter under NASDAQ symbol PTCM. As of December 31, 1993, there were 4,435 holders of record of the Company's common stock.

CASH DIVIDEND PAYMENT DATES

                                                       Per                                                                  Per
                                                     Share                                                                Share
_______________________________________________________________________________________________________________________________
MARCH 1, 1993                                         $.33         March 2, 1992                                          $.315
JUNE 7, 1993                                          $.33         June 1, 1992                                           $.33
SEPTEMBER 6, 1993                                     $.33         August 31, 1992                                        $.33
DECEMBER 6, 1993                                      $.33         November 30, 1992                                      $.33
_______________________________________________________________________________________________________________________________

                                LIST OF COMPANIES

LOCAL EXCHANGE OPERATIONS                                         ALASKA LONG DISTANCE
Alaska Division:                         Midwest Region:          Alascom
  Telephone Utilities of Alaska            Casco Telephone        CELLULAR TELEPHONE
  Telephone Utilities of the Northland     Footville Telephone    Pacific Telecom Cellular
                                           Northland Telephone    OTHER COMPANIES
Western Region:                            North-West Telephone   Bay Area Teleport*
  Eagle Telecommunications                 Postville Telephone    Cascade Autovon
  Gem State Utilities                      Shell Lake Telephone   PTI Broadcasting
  Inter Island Telephone                   Sullivan Telephone     Pacific Telecom Cable

  Northwestern Telephone Systems           Thorp Telephone        Pacific Telecom Transmission Services
  Telephone Utilities of Eastern Oregon    Turtle Lake Telephone  Upsouth*
  Telephone Utilities of Oregon            Wayside Telephone
  Telephone Utilities of Washington
  Telephone Utilities of Wyoming

In addition to the above, the Company owns investment positions in other enterprises.
*Sale pending

                              PACIFIC TELECOM, INC.

                                       41