Form 10-Q
period 1994-03-31
PACIFIC TELECOM INC
filed 1994-05-12
CIK 96977

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
___
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1994
                               ________________________________
                                   OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
___
SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                              ___________    __________________

Commission file number                  0-873
                       ________________________________________

                            PACIFIC TELECOM, INC.

         (Exact name of registrant as specified in its charter)

           Washington                        91-0644974

(State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization)          Identification No.)

805 Broadway, P.O. Box 9901, Vancouver, Washington  98668 - 8701
     (Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code (206)696-0983
                                                   _____________
                               No Change
________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X   No
                                ___    ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value              39,612,120 shares

_______________________________________________________________
  (Title of Class)                 (Outstanding at May 6, 1994)

                         PACIFIC TELECOM, INC.

                                 INDEX
                                 _____

PART I FINANCIAL INFORMATION:                      PAGE NO.
       _____________________                       ________

    Item 1 - Financial Statements:

      Consolidated Balance Sheets -
          March 31, 1994 and December 31, 1993          3


      Consolidated Statements of Income -
          Three months ended March 31, 1994 and 1993    4


      Consolidated Statements of Cash Flows -
          Three months ended March 31, 1994 and 1993    5


      Condensed Notes to Consolidated Financial
        Statements                                    6 - 7



    Item 2 - Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                           8 - 10




PART II OTHER INFORMATION:
        _________________

     Item 6 - Exhibits and Reports on Form 8-K          11

     Signatures                                         12

PART I    FINANCIAL INFORMATION
Item 1. - Financial Statements

                         PACIFIC TELECOM, INC.
                      Consolidated Balance Sheets
                              (Unaudited)

                                 ASSETS
                                 ______

                                        March 31,    December 31,
                                          1994          1993
                                        _________    ___________
                                             (In thousands)
Current assets:
  Cash and temporary cash investments   $   10,521   $    4,861
  Accounts receivable                       91,190       99,055
  Accounts and notes receivable -
    affiliates                                 269        2,039
  Material and supplies                     15,841       15,967
  Inventory - North Pacific Cable           64,327       65,753
  Other                                     28,446       32,493
                                         _________    _________
     Total current assets                  210,594      220,168

Investments                                131,388      129,897

Plant in service:
  Telecommunications                     1,562,174    1,562,021
  Other                                     26,340       17,695
  Less accumulated depreciation            762,740      741,061
                                         _________    _________
                                           825,774      838,655
  Construction work in progress             16,700       14,523
                                         _________    _________
     Net plant                             842,474      853,178

Intangible assets                          254,383      256,226

Deferred charges                            22,425       22,755
                                         _________    _________
     Total assets                       $1,461,264   $1,482,224
                                         _________    _________
                                         _________    _________

/TABLE

                     LIABILITIES AND CAPITALIZATION
                     ______________________________

Current liabilities:
  Currently maturing long-term debt     $   16,283   $   16,429
  Notes payable                              3,903       24,903
  Accounts payable                          50,352       50,330
  Income taxes payable                       5,868           -
  Accrued liabilities                       49,759       49,928
  Accrued toll settlements                  19,388       17,756
                                         _________    _________
     Total current liabilities             145,553      159,346

Long-term debt                             421,536      426,669

Deferred income taxes                      152,558      153,455

Unamortized investment tax credits          17,242       18,326

Other long-term liabilities                 67,906       68,947

Minority interest                           15,353       16,770

Shareholders' equity:
  Common stock                              19,804       19,805
  Additional paid-in capital               205,519      205,842
  Retained earnings                        415,793      413,064
                                         _________    _________
     Total shareholders' equity            641,116      638,711
                                         _________    _________
     Total liabilities and
        capitalization                  $1,461,264   $1,482,224
                                         _________    _________
                                         _________    _________

[FN]
      See accompanying notes to consolidated financial statements.

                         PACIFIC TELECOM, INC.
                   Consolidated Statements of Income
                              (Unaudited)

                                             Three Months Ended
                                                  March 31,
                                             ___________________
                                               1994        1993
                                             _______     _______
                                            (In thousands, except
                                               per share data)
Operating revenues:
      Local network service                 $ 22,984    $ 19,295
      Network access service                  41,729      44,445
      Long distance network service           60,555      66,354
      Private line service                    14,865      16,615
      Sales of cable capacity                  2,235       1,066
      Other                                   23,419      21,978
                                             _______     _______
           Total operating revenues          165,787     169,753
                                             _______     _______

Operating expenses:
      Plant support                           27,069      29,384
      Depreciation and amortization           26,776      26,121
      Leased circuits                          5,945       8,012
      Access expense                          22,487      24,755
      Other operating expense                  8,532       8,121
      Cost of cable sales                      1,426         572
      Customer operations                     17,602      16,833
      Administrative support                  17,792      19,778
      Taxes other than income taxes            3,497       3,625
                                             _______     _______
           Total operating expenses          131,126     137,201
                                             _______     _______

Operating income                              34,661      32,552
                                             _______     _______

Other income (expense):
      Interest expense                        (9,285)    (11,532)
      Interest income                            139         166
      Other                                   (1,754)     (1,772)
                                             _______     _______
           Total other income (expense)      (10,900)    (13,138)
                                             _______     _______

Income before income taxes                    23,761      19,414

Income taxes                                   7,961       5,213
                                             _______     _______

Net income from continuing operations       $ 15,800    $ 14,201
                                             _______     _______
                                             _______     _______
/TABLE

Average number of common shares
      outstanding                             39,608      39,566
                                             _______     _______
                                             _______     _______

Net income from continuing operations
      per common share                      $    .40    $    .36
                                             _______     _______
                                             _______     _______

Cash dividends per common share             $    .33    $    .33
                                             _______     _______
                                             _______     _______

[FN]
      See accompanying notes to consolidated financial statements.

                         PACIFIC TELECOM, INC.
                 Consolidated Statements of Cash Flows
                              (Unaudited)

                                               Three Months Ended
                                                    March 31,
                                               __________________
                                                1994       1993
                                               _______   _______
                                                 (In thousands)
Cash Flows from Operating Activities:
      Net income from continuing operations    $15,800   $14,201
      Adjustments to reconcile net income
        from continuing operations to net
        cash provided by operating activities:
      Depreciation and amortization             28,269    27,112
      Deferred income taxes and investment
        tax credits, net                        (2,875)     (812)
      Accounts receivable and other current
        assets                                  11,320    (2,018)
      Inventory - North Pacific Cable            1,426       572
      Accounts payable and accrued
        liabilities                              4,953    10,733
      Other                                      1,065      (798)
                                                ______    ______

          Net cash provided by operating
            activities                          59,958    48,990
                                                ______    ______
Cash Flows from Investing Activities:
      Construction expenditures                (13,377)  (14,103)
      Investments in and advances to
        affiliates, net                         (1,566)   (1,122)
      Proceeds from sales of assets                319       -
                                                ______    ______

          Net cash used by investing
            activities                         (14,624)  (15,225)
                                                ______    ______
Cash Flows from Financing Activities:
      Decrease in short-term debt              (21,000)  (10,490)
      Change in affiliated note                    -      (5,000)
      Proceeds from issuance of long-
        term debt                                  995       197
      Purchase of common stock                    (324)      -
      Dividends paid                           (13,071)  (13,050)
      Payments of long-term debt                (6,274)   (1,381)
                                                ______    ______

          Net cash used by financing
            activities                         (39,674)  (29,724)
                                                ______    ______

Increase in Cash and Temporary
   Cash Investments                              5,660     4,041

Cash and Temporary Cash Investments
      at Beginning of Period                     4,861     9,735
                                                ______    ______
Cash and Temporary Cash Investments
      at End of Period                         $10,521   $13,776
                                                ______    ______
                                                ______    ______

Supplemental Disclosures of Cash
  Flow Information:
      Cash paid during the three months ended March 31 for:
      Interest                                 $11,542   $14,225
      Income Taxes                             $ 2,481   $ 9,279

Noncash Financing Activities:
      Common stock issued for
        employee benefits                      $   -     $   971

     See accompanying notes to consolidated financial statements.

               Notes to Consolidated Financial Statements
                              (Unaudited)


1. The consolidated financial statements include all normal adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position at March 31, 1994, and the consolidated results of operations and cash flows for the three months ended
    March 31, 1994 and 1993. These consolidated financial statements should be read in conjunction with the financial statements and related notes incorporated in the latest annual report filed on Form 10-K of Pacific Telecom, Inc. (Company). The consolidated results of operations presented herein are not necessarily indicative of the results to be expected for the year. The 1993 consolidated financial statements reflect certain reclassifications to conform to the current year presentation.

2. At March 31, 1994, approximately 87% of the Company's outstanding common stock was owned by PacifiCorp Holdings, Inc. (Holdings), a wholly-owned subsidiary of PacifiCorp.

3. Certain loan agreements contain provisions restricting the payment of cash dividends. Retained earnings of approximately $208 million were available for dividends and other distributions at March 31, 1994.

    The Company's ratio of earnings to fixed charges for the three months ended March 31, 1994, calculated in accordance with Item 503 of Regulation S-K under the Securities Exchange
    Act of 1934, was 2.9 to 1.0.

4. The Company's effective combined state and federal income tax rates were 33.5 percent and 26.9 percent for the three months ended March 31, 1994 and 1993, respectively. The difference between taxes calculated at the statutory federal tax rates and the effective combined rates for 1994 and 1993 is reconciled as follows:

                                                 1994    1993
                                                 ____    ____
 Federal statutory rate                          35.0%   34.0%
 State income taxes, net of federal benefit       3.2     4.4
 Amortization of investment tax credits          (4.6)   (6.2)
 Amortization of excess deferred income taxes    (2.6)   (4.6)
 Amortization of excess cost                      2.5     2.3
 Other                                             -     (3.0)
                                                 ____    ____

 Effective tax rate                              33.5%   26.9%
                                                 ____    ____
                                                 ____    ____

 The components of income tax expense are as follows:

                                             Three Months Ended
                                                  March 31,
                                             __________________
                                               1994      1993
                                             _______    _______
                                               (In thousands)
   Federal income taxes                      $ 6,773     $3,983
   State income taxes                          1,188      1,230
                                              ______      _____

                                             $ 7,961     $5,213
                                              ______      _____
                                              ______      _____


   Income taxes currently payable            $10,958     $6,063
   Deferred income taxes                      (1,871)       392
   Amortization of deferred investment
     tax credits                              (1,126)    (1,242)

                                              ______      _____

                                             $ 7,961     $5,213
                                              ______      _____
                                              ______      _____

                                 - 6 -

               Notes to Consolidated Financial Statements
                              (Unaudited)


   The Company's combined effective tax rate was lower in 1993 primarily reflecting the adjustment made to income taxes for the 1993 adoption of SFAS No. 109, "Accounting for Income
   Taxes" included in other.

5. Investments include $7.2 million of construction costs, $1.5 million of which was added during the first quarter of 1994, relating to upgrading facilities of telephone exchanges in Colorado that the Company has agreed to purchase from U.S. West Communications, Inc. (USWC). (See Part I, Item 1, "Business - Telecommunications operations - Local Exchange Companies" on page 5 of the Annual Report on Form 10-K for the year ended December 31, 1993 for additional information concerning the transaction and construction contract.) If the transaction with USWC does not close, USWC is required to reimburse the Company for all of the Company's expenditures under the construction contract plus interest.

6. On April 29, 1994, the Company completed the sale of PTI Harbor Bay, Inc. and Upsouth Corporation to IntelCom Group, Inc. (IntelCom) (AMEX:ITR) for 853,147 shares of IntelCom common stock and $.2 million in cash. The Company also received 330,000 more shares of IntelCom stock in lieu of debt that was not assumed by the purchaser. The Company was granted certain demand and piggyback registration rights for the IntelCom stock and will utilize these rights to participate as a selling shareholder in a public stock offering currently contemplated by IntelCom for later in May 1994. The Company expects to sell all of its IntelCom shares in this offering. Based on recent trading value for IntelCom stock, the Company recognized proceeds on the sale of the subsidiaries of $16.8 million (including $.2 million in cash) and an after-tax gain of $1.6 million, net of anticipated selling commissions and other expenses. Any additional gain or loss realized will be dependent on IntelCom's stock price when the shares are sold. The net assets of these subsidiaries were classified in other current assets until the sale closed.
                                 - 7 -

Item 2.         Management's Discussion and Analysis of
             Financial Condition and Results of Operations


                      Three Months Ended March 31
                      ___________________________

Results of Operations
_____________________

The Company's net income applicable to common stock for the first quarter of 1994 was $15.8 million or $.40 per share compared to net income of $14.2 million or $.36 per share for the first quarter of 1993. Operating income increased 6.5 percent or $2.1 million in the first quarter of 1994. This increase was attributable mainly to higher sales of cable capacity, lower long lines leased circuits expense and LEC access line growth. Partially offsetting these items were higher LEC depreciation and lower out-of-period revenue adjustments. In addition, lower interest expense, caused mainly by lower borrowing levels, contributed to the improvement in net income.

Operating revenues for the first quarter of 1994 were $165.8 million, a decrease of two percent from $169.8 million for the first quarter of 1993. LEC extended calling area service revenues of $1.9 million, a $1.0 million revenue effect of access line growth and the $.7 million revenue effect of a Washington state local network service rate increase combined to contribute most of the $3.7 million increase in local network service revenue. Network access service revenue declined by $2.7 million, with $1.6 million resulting from the effect of LEC extended calling area services and $1.2 million due to lower out-of-period revenue adjustments. Long distance network service revenue was down $5.8 million from the first quarter of the prior year primarily due to the $2.4 million revenue effect of long lines recoverable expense reductions and $1.5 million of lower out-of-period revenue. In addition, interstate access revenue was down $2.4 million due to the Anchorage Telephone Utility (ATU) exiting the National Exchange Carrier Association
(NECA) access charge pools, which also resulted in a reduction in access expenses. Private line service revenue decreased $1.8 million as a result of the Company exiting certain noncore business activities. Higher revenues from cable sales of $.8 million and backhaul sales of $.4 million increased sales of cable capacity. Other revenue increased $1.4 million, including increased cellular retail and foreign roamer revenues of $2.0 million relating to customer growth and acquisitions.

On November 29, 1993, Alascom filed an Application for Review (Application) of the Final Recommended Decision (FRD) with the Federal Communications Commission concerning the restructuring of the interstate telecommunications market for Alaska, including changes to the existing joint service agreement between Alascom and American Telephone and Telegraph Company. (See Part I, Item 1, "Business-Telecommunications Operations-Alaska Market Restructuring" on page 7 of the Annual Report on Form 10-K for the year ended December 31, 1993 for additional information.) The Company derived 18 percent of its first quarter 1993 revenues and 17 percent of its first quarter 1994 revenues under provisions of the joint services agreement.

Operating expenses for the first quarter of 1994 were $131.1 million, a decrease of $6.1 million compared to the first quarter of 1993. Plant support decreased $2.4 million as the timing of maintenance work reduced expenses by $1.5 million and the decision to exit certain noncore business activities reduced plant support by $.8 million. Leased circuits expense declined by $2.1 million, including reductions in long lines of $1.5 million and in noncore business activity of $.5 million. Long lines reductions reflect 1993 charges for retroactive billings of $.5 million, the North Pacific Cable 1993 outage restoral of $.4 million, contract rate changes of $.3 million and contract termination liabilities of $.2 million. LEC depreciation increased $1.3 million mainly due to an increase in depreciation rates in Oregon. Countering this increase was a decrease in noncore subsidiary activity depreciation of $.9 million.
                                 - 8 -
                Management's Discussion and Analysis of
             Financial Condition and Results of Operations


Access expense decreased $2.4 million due to the exit of ATU from the NECA access charge pools which, as described above, was offset by a decrease in long distance network service revenue. Cellular customer growth increased customer operations expense by $.9 million. Higher prime cable sales and backhaul sales increased cost of cable sales by $.9 million. Administrative support decreased by $2.0 million relating mainly to the 1993 cost of the Non-Employee Director's Stock Ownership Plan of $.6 million, diminished activities for other noncore subsidiaries of $.5 million and lower corporate support costs of $1.2 million.

Other expense (net) for the first quarter of 1994 was $10.9 million, a decrease of $2.2 million from the first quarter of 1993. This decrease was mainly due to the $2.2 million decrease in interest expense reflecting lower debt levels as a result of the payment of debt with proceeds from the sale of IDB Communications Group, Inc. stock in 1993. (See Part I, Item 1, "Business-International Communications" on page 10 of the Annual Report on Form 10-K for the year ended December 31, 1993 for more information concerning the payment of debt.)

Income taxes increased due to higher taxable income, the 1993 adjustment to adopt Statement of Financial Accounting Standards
(SFAS) 109 "Accounting for Income Taxes" and a higher federal statutory income tax rate effective in mid-1993.

Acquisitions
____________
In August 1993, the Company signed a definitive agreement with US WEST Communications, Inc. (USWC) under which the Company would acquire certain rural telephone exchange properties in Colorado. (See Part I, Item 1, "Business - Telecommunications Operations - Local Exchange Companies" on page 5 of the Annual Report on Form 10-K for the year ended December 31, 1993, for additional information concerning the purchase of the Colorado properties.) The Colorado Public Utilities Commission has received motions for reconsideration and clarification of its initial order approving the transaction with conditions. A written order addressing those motions is expected to be issued sometime in May 1994. The comment period has expired in the Federal Communications Commission (FCC) docket considering the Company's application for study area and price cap waivers associated with the transaction. No opposing comments were received, but issuance of the FCC written order is still pending.

On May 4, 1994, the Company signed definitive purchase agreements to acquire certain rural telephone exchange properties in Oregon and Washington from USWC. The properties to be acquired by the Company represent 49 exchanges that serve approximately 34,100 access lines. Many of these exchanges are contiguous to or located near other rural exchanges that the Company owns and operates in these states. The Company will be acquiring assets from USWC to provide telephone service to these areas at a combined price of approximately $182 million in cash. The purchase price is subject to certain adjustments, including adjustments for actual book value of the assets at closing. The Company will not assume any financial liabilities in the transactions. Applications seeking Washington Utilities and Transportation Commission and Oregon Public Utilities Commission approvals are expected to be filed in mid-May 1994.
Applications to the FCC for study area and price cap waivers are expected to be filed in the second quarter. Completion of the transactions with USWC is dependent on corporate, regulatory and governmental approvals, receipt of which is expected to occur prior to the end of 1995.

                                 - 9 -
                Management's Discussion and Analysis of
             Financial Condition and Results of Operations


See Part I, Item 1, "Business - Acquisition Program" on page 18 of the Annual Report on Form 10-K for the year ended December
31, 1993 for information on the Company's acquisition strategy.


Liquidity and Capital Resources
_______________________________
During the three months ended March 31, 1994, construction expenditures amounted to $13.4 million. These expenditures related mainly to network upgrades and growth in the Company's operations. The Company does not have any major construction projects underway at the present time. The construction expenditures were funded using cash from operations. In 1994, total construction expenditures estimated at $123.8 million and expenditures for the construction contract with USWC estimated at $28 million are expected to be funded primarily through cash from operations.

The Company plans to participate as a selling stockholder in a public offering currently contemplated by IntelCom Group, Inc. (IntelCom) in May 1994 and expects to sell 1,183,147 shares of IntelCom common stock in this offering (Note 6). Cash proceeds from the sale, net of selling commissions and other expenses, will be used to help finance the Company's continuing local exchange acquisition program.

The Company has access to funds through its $300 million revolving credit agreement. At March 31, 1994, the Company had nothing outstanding under the revolving credit agreement. In addition to providing available funds, the revolving credit agreement also serves as backup for a $100 million commercial paper program, under which nothing was outstanding at March 31, 1994. The Company had $3.9 million due to the minority owner of a Company subsidiary at March 31, 1994. The Company also has a $150 million Series B Medium-Term Note program, with $74.5 million outstanding at March 31, 1994, and has received approval from the Rural Telephone Bank authorizing it to borrow up to $21.9 million in additional REA debt for certain construction projects.

The Company has an agreement that allows temporary cash advances to or from its majority shareholder, PacifiCorp Holdings, Inc. (Holdings). Interest rates on advances from Holdings are based on Holdings' cost of short-term funds plus 3/8 percent.
Interest rates on advances to Holdings are based on Holdings' cost of short-term funds. At March 31, 1994, the Company had nothing outstanding or advanced to Holdings. The Company has definitive agreements with USWC to purchase local telephone properties in Colorado for approximately $207 million and in Oregon and Washington for approximately $182 million. The Company expects to fund these acquisitions through the issuance of external debt and internally generated funds.

Any temporary cash or liquidity requirements during 1994 are expected to be met through utilization of funds available under the revolving credit agreement or temporary advances from Holdings. Long-term liquidity requirements are expected to be met through utilization of funds available under the revolving credit agreement, which term ends in November 1995 and is renewable on an annual basis with the consent of the banks, temporary advances from Holdings or the issuance of additional Series B Medium-Term Notes.
                                 - 10 -
PART II    OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
          (a)   Exhibits
                 12   Statements re Computation of Ratios

          (b)   Reports on Form 8-K
                 None

                                 - 11 -
                               SIGNATURES
                               __________

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Pacific Telecom, Inc.
                              ____________________________
                                       (Registrant)






Date:  May 11, 1994                /s/James H. Huesgen
                              ____________________________

                                    James H. Huesgen
                              Executive Vice President and
                                 Chief Financial Officer