Form 10-K/A
period 1993-12-31
PACIFIC TELECOM INC
filed 1994-06-15
CIK 96977

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K/A
                                    Amendment No. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 1993
                            _______________________________

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               ___________    _______________

Commission file number:                   0-873
                               _______________________________

                                 PACIFIC TELECOM, INC.
                (Exact name of registrant as specified in its charter)

     State of Washington                                     91-0644974
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

805 Broadway, P.O. Box 9901, Vancouver, Washington   98668-8701
   (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:   (206)696-0983

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

                          DOCUMENTS INCORPORATED BY REFERENCE
                          ___________________________________

                                                                Part Into
                     Document                            Which Incorporated
                     ________                            __________________

       Portions of 1993 Annual Report
       to Shareholders                                      Parts I and II

       Portions of Proxy Statement for
       1994 Annual Meeting of Shareholder                       Part III

                                        PART IV



Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
           AND REPORTS ON FORM 8-K                              Page References
           ___________________________________                  _______________

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

*10L   Executive Deferred Compensation Plan dated as of January
       1, 1994.

*10M   Form of Restricted Stock Agreement under Pacific Telecom
       Long-Term Incentive Plan dated as of February 4, 1994.
       (Incorporated by reference to Exhibit 10(o) of PacifiCorp's Annual Report on Form 10-K for the year ended
       December 31, 1993, File No. 1-5152.)


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


 21    Subsidiaries

 23    Independent Auditors' Consent and Report on Schedules -
       Included on page 29 of this Annual Report on Form 10-K.

 23A Consent of Deloitte & Touche with respect to Annual Report on Form 11-K. (Incorporated by reference to Exhibit 23(c) of PacifiCorp's Annual Report on Form 10-K/A for the year ended December 31, 1993, File No. 1-5152.)

 99 Annual Report on Form 11-K of the PacifiCorp K Plus Employee Savings and Stock Ownership Plan for the fiscal year ended December 31, 1993. (Incorporated by reference to Exhibit 99(c) of PacifiCorp's Annual Report on Form 10-K/A for the year ended December 31, 1993, File No. 1-5152.)
 _________________
 * This exhibit constitutes a management contract or compensatory plan or arrangement.

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


                                           PACIFIC TELECOM, INC.


   June 14, 1994                           By   /s/James H. Huesgen
________________                           ____________________________
     (Date)                                        James H. Huesgen
                                           Executive Vice President and
                                              Chief Financial Officer