Form 10-Q
period 1994-06-30
PACIFIC TELECOM INC
filed 1994-08-12
CIK 96977

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-Q


 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
___     ACT OF 1934

For the quarterly period ended    June 30, 1994
                                  _____________________________________________

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
___ EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________________________

Commission file number                    0-873
                       ______________________________________________________


                              PACIFIC TELECOM, INC.
             (Exact name of registrant as specified in its charter)


           Washington                                       91-0644974
 (State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)


  805 Broadway, P.O. Box 9901, Vancouver, Washington     98668 - 8701
      (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code      (206)696-0983
                                                    __________________________


                                   No Change
______________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)


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

    Common Stock, no par value                     39,612,275 shares
        (Title of Class)                    (Outstanding at August 5, 1994)

                             PACIFIC TELECOM, INC.

                                                          INDEX
                                                          _____

PART I        FINANCIAL INFORMATION:                                                                       PAGE NO.
              _____________________                                                                        ________


              Item 1 - Financial Statements:

                      Consolidated Balance Sheets -
                         June 30, 1994 and December 31, 1993                                                   3


                      Consolidated Statements of Income -
                         Three and six months ended June 30, 1994 and 1993                                     4


                      Consolidated Statements of Cash Flows -
                         Six months ended June 30, 1994 and 1993                                               5


                      Condensed Notes to Consolidated Financial Statements                                   6 - 7



              Item 2 - Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                                    8 - 12




PART II       OTHER INFORMATION:
              _________________

              Item 1 - Legal Proceedings                                                                       13

              Item 4 - Submission of Matters to a vote of Security Holders                                     13

              Item 6 - Exhibits and Reports on Form 8-K                                                        14

              Signature                                                                                        15

                                     - 2 -

PART I    FINANCIAL INFORMATION
Item 1. - Financial Statements

                                                  PACIFIC TELECOM, INC.
                                               Consolidated Balance Sheets
                                                       (Unaudited)

                                                         ASSETS
                                                         ______

                                                                             June 30,             December 31,
                                                                              1994                    1993
                                                                           ___________            ____________
                                                                                     (In thousands)
Current assets:
  Cash and temporary cash investments                                       $    3,263              $    4,861
  Accounts receivable                                                          101,560                  99,055
  Accounts and notes receivable - affiliates                                        -                    2,039
  Material and supplies                                                         18,266                  15,967
  Inventory - North Pacific Cable                                               64,099                  65,753
  Other                                                                         13,490                  32,493
                                                                             _________               _________
     Total current assets                                                      200,678                 220,168

Investments                                                                    154,851                 129,897

Plant in service:
  Telecommunications                                                         1,559,049               1,562,021
  Other                                                                         26,118                  17,695
  Less accumulated depreciation                                                774,640                 741,061
                                                                             _________               _________
                                                                               810,527                 838,655
  Construction work in progress                                                 26,582                  14,523
                                                                             _________               _________
     Net plant                                                                 837,109                 853,178

Intangible assets                                                              256,111                 256,226

Deferred charges                                                                23,013                  22,755
                                                                             _________               _________
     Total assets                                                           $1,471,762              $1,482,224
                                                                             _________               _________
                                                                             _________               _________


                                             LIABILITIES AND CAPITALIZATION
                                             ______________________________

Current liabilities:
  Currently maturing long-term debt                                         $   24,030              $   16,429
  Notes payable                                                                 23,903                  24,903
  Accounts payable                                                              49,065                  50,330
  Income taxes payable                                                             280                      -
  Accrued liabilities                                                           47,908                  49,928
  Accrued toll settlements                                                      20,398                  17,756
                                                                             _________               _________
     Total current liabilities                                                 165,584                 159,346

Long-term debt                                                                 410,931                 426,669

Deferred income taxes                                                          149,276                 153,455

Unamortized investment tax credits                                              16,114                  18,326

Other long-term liabilities                                                     70,274                  68,947

Minority interest                                                               15,782                  16,770

Shareholders' equity:
  Common stock                                                                  19,806                  19,805
  Additional paid-in capital                                                   205,607                 205,842
  Retained earnings                                                            418,388                 413,064
                                                                             _________               _________
     Total shareholders' equity                                                643,801                 638,711
                                                                             _________               _________
     Total liabilities and capitalization                                   $1,471,762              $1,482,224
                                                                             _________               _________
                                                                             _________               _________

          See accompanying notes to consolidated financial statements.

                                                  PACIFIC TELECOM, INC.
                                            Consolidated Statements of Income
                                                       (Unaudited)

                                                                Three Months Ended             Six Months Ended
                                                                      June 30,                      June 30,
                                                             _______________________        _____________________
                                                               1994            1993          1994          1993
                                                             _______         _______        _______       _______
                                                                     (In thousands, except per share data)
Operating revenues:
   Local network service                                    $ 23,211        $ 19,981       $ 46,195      $ 39,276
   Network access service                                     41,668          44,813         83,397        89,258
   Long distance network service                              64,974          65,796        125,529       132,150
   Private line service                                       14,369          17,050         29,234        33,665
   Sales of cable capacity                                       352           1,414          2,587         2,480
   Other                                                      25,967          24,971         49,386        46,949
                                                             _______         _______        _______       _______
         Total operating revenues                            170,541         174,025        336,328       343,778
                                                             _______         _______        _______       _______

Operating expenses:
   Plant support                                              28,316          28,398         55,385        57,782
   Depreciation and amortization                              26,842          26,268         53,618        52,389
   Leased circuits                                             7,271           8,144         13,216        16,156
   Access expense                                             23,106          24,283         45,593        49,038
   Other operating expense                                     8,951           8,170         17,483        16,291
   Cost of cable sales                                           228             722          1,654         1,294
   Customer operations                                        19,004          17,797         36,606        34,630
   Administrative support                                     18,164          21,936         35,956        41,714
   Taxes other than income taxes                               3,877           3,758          7,374         7,383
                                                             _______         _______        _______       _______
         Total operating expenses                            135,759         139,476        266,885       276,677
                                                             _______         _______        _______       _______

Operating income                                              34,782          34,549         69,443        67,101
                                                             _______         _______        _______       _______

Other income (expense):
   Interest expense                                           (8,632)        (11,359)       (17,917)      (22,891)
   Interest income                                                73             128            212           294
   Gain on sale of investment                                  3,166              -           3,166            -
   Other                                                      (2,491)         (3,202)        (4,245)       (4,974)
                                                             _______         _______        _______       _______
         Total other income (expense)                         (7,884)        (14,433)       (18,784)      (27,571)
                                                             _______         _______        _______       _______

Income before income taxes                                    26,898          20,116         50,659         39,530

Income taxes                                                   9,264           6,129         17,225         11,342
                                                             _______         _______        _______        _______

Net income                                                  $ 17,634        $ 13,987       $ 33,434       $ 28,188
                                                             _______         _______        _______        _______
                                                             _______         _______        _______        _______

Average number of common shares
   outstanding                                                39,610          39,586         39,609         39,576
                                                             _______         _______        _______        _______
                                                             _______         _______        _______        _______

Net income per common share                                 $    .44        $    .35       $    .84       $    .71
                                                             _______         _______        _______        _______
                                                             _______         _______        _______        _______

Cash dividends per common share                             $    .33        $    .33       $    .66       $    .66
                                                             _______         _______        _______        _______
                                                             _______         _______        _______        _______


          See accompanying notes to consolidated financial statements.

                                                  PACIFIC TELECOM, INC.
                                          Consolidated Statements of Cash Flows
                                                       (Unaudited)

                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                          ______________________
                                                                                           1994            1993
                                                                                          ______          ______
                                                                                               (In thousands)
Cash Flows from Operating Activities:
  Net income                                                                             $33,434         $28,188
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                                                       56,995          54,819
      Deferred income taxes and investment tax
        credits, net                                                                      (7,328)         (4,755)
      Gain on sale of investment                                                          (3,055)             -
      (Gains) Losses from unconsolidated entities, net                                      (204)             55
      Accounts receivable and other current assets                                           416          (8,453)
      Inventory - North Pacific Cable                                                      1,654             236
      Accounts payable and accrued liabilities                                             3,902           4,051
      Other                                                                                5,518             (85)
                                                                                          ______          ______

         Net cash provided by operating activities                                        91,332          74,056
                                                                                          ______          ______


Cash Flows from Investing Activities:
  Construction expenditures                                                              (45,974)        (36,337)
  Investments in and advances to affiliates, net                                         (11,971)         (6,291)
  Proceeds from sales of assets                                                              529              24
                                                                                          ______          ______
         Net cash used by investing activities                                           (57,416)        (42,604)
                                                                                          ______          ______

Cash Flows from Financing Activities:
  (Decrease) Increase in short-term debt                                                  (1,000)         10,936
  Proceeds from issuance of long-term debt                                                 5,390           4,512
  Dividends paid                                                                         (26,143)        (26,100)
  Payments of long-term debt                                                             (13,527)        (23,459)
  Purchase of common stock                                                                  (234)             -
                                                                                          ______          ______
        Net cash used by financing activities                                            (35,514)        (34,111)
                                                                                          ______          ______

Decrease in Cash and Temporary Cash Investments                                           (1,598)         (2,659)

Cash and Temporary Cash Investments at Beginning
  of Period                                                                                4,861           9,735
                                                                                          ______          ______

Cash and Temporary Cash Investments at End of Period                                     $ 3,263         $ 7,076
                                                                                          ______          ______
                                                                                          ______          ______
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the six months ended June 30 for:
    Interest                                                                             $19,655         $24,056
    Income Taxes                                                                         $21,165         $20,817
  Noncash Investing and Financing Activities:
    Common stock issued for employee benefits                                            $    -          $   971
    Common stock received as consideration in
     sale of subsidiaries                                                                $16,564         $    -
    Unrealized loss on securities available-for-sale                                     $ 1,967         $    -


          See accompanying notes to consolidated financial statements.

                   Notes to Consolidated Financial Statements
                                  (Unaudited)



1. The consolidated financial statements include all normal adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position at June 30, 1994, and the consolidated results of operations for the three and six months ended June 30, 1994 and 1993 and cash flows for the six months ended June 30, 1994 and 1993. These consolidated financial statements should be read in conjunction with the financial statements and related notes incorporated in the latest annual report filed on Form 10-K of Pacific Telecom, Inc. (Company). The consolidated results of operations presented herein are not necessarily indicative of the results to be expected for the year. The 1993 consolidated financial statements reflect certain reclassifications to conform to the current year presentations.

2. At June 30, 1994, approximately 87 percent of the Company's outstanding common stock was owned by PacifiCorp Holdings, Inc. (Holdings), a wholly-owned subsidiary of PacifiCorp.

3. Certain loan agreements contain provisions restricting the payment of cash dividends. Retained earnings of approximately $203 million were available for dividends and other distributions at June 30, 1994.

     The Company's ratio of earnings to fixed charges for the six months ended June 30, 1994, calculated in accordance with Item 503 of Regulation S-K under the Securities Exchange Act of 1934, was 3.0 to 1.0.

4.   The Company's effective combined state and federal income tax rates were
     34.0 percent and 28.7 percent for the six months ended June 30, 1994 and 1993, respectively. The difference between taxes calculated at the statutory federal tax rates and the effective combined rates for 1994 and 1993 is reconciled as follows:

                                                                                   1994           1993
                                                                                   ____           ____
          Federal statutory rate                                                   35.0%          34.0%
          State income taxes, net of federal benefit                                3.3            4.3
          Amortization of investment tax credits                                   (4.3)          (6.1)
          Amortization of excess deferred income taxes                             (1.9)          (4.1)
          Amortization of excess cost                                               1.8            2.3
          Other                                                                      .1           (1.7)
                                                                                   ____           ____

          Effective tax rate                                                       34.0%          28.7%
                                                                                   ____           ____
                                                                                   ____           ____

          The components of income tax expense are as follows:

                                                                Three Months Ended              Six Months Ended
                                                                     June 30,                       June 30,
                                                             _______________________          ____________________
                                                               1994             1993           1994          1993
                                                             _______           ______         _______       ______
                                                                                    (In thousands)
          Federal income taxes                               $ 7,919          $ 4,611         $14,692      $ 8,594
          State income taxes                                   1,345            1,518           2,533        2,748
                                                              ______           ______          ______       ______

                                                             $ 9,264          $ 6,129         $17,225      $11,342
                                                              ______           ______          ______       ______
                                                              ______           ______          ______       ______

          Income taxes currently payable                     $12,801          $10,026         $23,759      $16,089
          Deferred income taxes                               (2,408)          (2,649)         (4,279)      (2,257)
          Amortization of deferred
           investment tax credits                             (1,129)          (1,248)         (2,255)      (2,490)
                                                              ______           ______          ______       ______

                                                             $ 9,264          $ 6,129         $17,225      $11,342
                                                              ______           ______          ______       ______
                                                              ______           ______          ______       ______

                   Notes to Consolidated Financial Statements
                                  (Unaudited)



5. Investments include $11.2 million of construction costs, $5.5 million of which was added during the first and second quarter of 1994, relating to upgrading facilities of telephone exchanges in Colorado that the Company has agreed to purchase from U.S. WEST Communications, Inc. (USWC). (See
      Part I, Item 1, "Business - Telecommunications operations - Local Exchange Companies" on page 5 of the Annual Report on Form 10-K for the year ended December 31, 1993 for additional information concerning the transaction and construction contract.) If the transaction with USWC does not close, USWC is required to reimburse the Company for all of the Company's expenditures under the construction contract plus interest.

6. On April 29, 1994, the Company completed the sale of PTI Harbor Bay, Inc. and Upsouth Corporation to IntelCom Group, Inc. (IntelCom) (AMEX:ITR) for 1,183,147 shares of IntelCom common stock and $.2 million in cash. The Company plans to sell all of its IntelCom shares through a public or private offering. Based on the trading value for IntelCom stock at April 29, 1994, the Company recognized proceeds on the sale of the subsidiaries of $16.8 million (including $.2 million in cash) and an after-tax gain of $1.6 million, net of anticipated selling commissions and other expenses. Any additional gain or loss realized will be dependent on IntelCom's stock price when the shares are sold. At
      June 30, 1994, the closing price of Intelcom stock was lower than the original recorded value and an unrealized net loss of $2.0 million was recorded directly to retained earnings in accordance with Statement of Financial Accounting Standards No. 115. The trading range of IntelCom stock since June 30, 1994, has been from $11 1/4 to $14 1/4 per share. The net assets of PTI Harbor Bay, Inc. and Upsouth Corporation prior to the sale were classified in other current assets. The IntelCom share value is included in investments.

Item 2.             Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

                          Three Months Ended June 30
                          __________________________
Results of Operations
_____________________

The Company's net income applicable to common stock for the second quarter of 1994 was $17.6 million or $.44 per share compared to net income of $14.0 million or $.35 per share for the second quarter of 1993. Operating income increased one percent or $.2 million in the second quarter of 1994. Excluding the effects of lower out-of-period revenue adjustments, the Company experienced growth in operating income of $1.3 million, or four percent over the prior period second quarter. This increase was attributable mainly to higher cellular revenue, lower leased circuits expense, lower corporate support and benefit costs and LEC access line growth. Partially offsetting these items were higher LEC depreciation and lower sales of cable capacity. In addition, lower interest expense, caused mainly by lower borrowing levels, a gain on the sale of two wholly-owned subsidiaries and a valuation adjustment to a lease liability contributed to the improvement in net income.

Operating revenues for the second quarter of 1994 were $170.5 million, a decrease of two percent from $174.0 million for the second quarter of 1993, primarily reflecting a reduction in recoverable expenses. LEC extended calling area service revenues of $2.1 million and a $1.0 million revenue effect of access line growth combined to contribute most of the $3.2 million increase in local network service revenue. The implementation of extended calling area service routes shift revenues from network access, long distance and other revenue to local service revenue. Network access service revenue declined by $3.1 million, with $1.8 million resulting from the effect of LEC extended calling area services and $1.8 million due to lower out-of-period revenue adjustments. Long distance network service revenue was down $.8 million from the second quarter of the prior year primarily due to the $2.3 million decline in interstate access revenue that is a direct recovery of access expense. The Anchorage Telephone Utility (ATU) exited the National Exchange Carrier Association (NECA) traffic sensitive pools, which resulted in a reduction in access charge expenses. Partially offsetting this decline was a $1.1 million improvement in intrastate revenue relating to increased intrastate billed minutes. Private line service revenue decreased $2.7 million as a result of the Company exiting certain noncore business activities. Lower revenues from cable sales of $.6 million and backhaul sales of $.5 million decreased sales of cable capacity. Other revenue increased $1.0 million, including increased cellular retail and foreign roamer revenues of $2.6 million relating to customer growth and acquisitions which was partially offset by decreased cable maintenance and restoration relating to the 1993 cable outage.

On May 24, 1994, the Federal Communications Commission (FCC) adopted a final order relating to the restructuring of the Alaska interstate long distance marketplace. The Company's wholly-owned subsidiary, Alascom, Inc., filed a petition for review of the order with the United States Court of Appeals for the District of Columbia, but the Company has initiated implementation of its requirements under the order, which became effective on June 27, 1994. In addition, on July 8, 1994 Alascom received the first of two $75 million transitional payments from AT&T. Pursuant to the FCC order, this amount was used to reduce Alascom's ratebase, which will result in lower revenues and depreciation expense in future periods. (See Part I, Item 1, "Business-Telecommunications Operations-Alaska Market Restructuring" on page 7 of the Annual Report on Form 10-K for the year ended December 31, 1993 for additional information.)

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations



Operating expenses for the second quarter of 1994 were $135.8 million, a decrease of $3.7 million compared to the second quarter of 1993. Leased circuits expense decreased $.9 million mainly due to the noncore business activities that were sold. Depreciation expense was higher by $.6 million relating to LEC depreciation rate increases of $1.3 million and was countered in part by lower depreciation of $.8 million resulting from the sale of noncore subsidiaries. Access expense decreased $1.2 million due to the $2.3 million effect of the ATU exit from the NECA traffic sensitive pools that, as described above, was offset by a decrease in long distance network service revenue. Partially offsetting this decrease was an increase of $.7 million relating to increased facility costs associated with access services. Cellular customer growth and an increase in the incremental cost to acquire new customer subscriptions increased customer operations expense by $.8 million while LEC directory assistance and expense increased customer operations by $.5 million. Administrative support expense decreased by $3.8 million relating mainly to lower corporate support and employee benefit costs.

Other expense (net) for the second quarter of 1994 was $7.9 million, a decrease of $6.6 million from the second quarter of 1993. This decrease was mainly due to the $3.2 million pre-tax gain on the sale of two wholly-owned subsidiaries, the $2.7 million decrease in interest expense reflecting lower debt levels as a result of the payment of debt with proceeds from the sale of IDB Communications Group, Inc. stock in 1993 and the $.8 million favorable adjustment to a lease liability. (See Part I, Item 1,"Business-International Communications" on page 10 of the Annual Report on Form 10-K for the year ended December 31, 1993 for more information concerning the payment of debt.) Income taxes increased due to higher taxable income and a higher federal statutory income tax rate that took effect in 1993.

                           Six Months Ended June 30
                           ________________________
Results of Operations
_____________________

The Company's net income applicable to common stock for the six months ended June 30, 1994 was $33.4 million or $.84 per share, an increase of 19% compared to net income of $28.2 million or $.71 per share for the same period in 1993. Operating income increased three percent or $2.3 million for the first six months of 1994. Excluding the effects of lower out-of-period revenue adjustments, the Company experienced growth in operating income of $6.1 million, or nine percent, over the first six months of 1994. This increase was attributable mainly to higher cellular revenue, lower leased circuits expense, reduced corporate and benefit costs and LEC access line growth. Partially offsetting these items were higher LEC depreciation and customer support expenses. In addition, a decline in interest expense caused mainly by lower borrowing levels, the sale of two wholly-owned subsidiaries and a valuation adjustment to a lease liability contributed to the improvement in net income.

Operating revenues for the first six months of 1994 were $336.3 million, a decrease of two percent from $343.8 million for the same period of 1993 primarily reflecting a reduction in recoverable expenses. LEC extended calling area service revenues of $4.0 million, access line growth with a revenue effect of $1.9 million and the revenue effect of a rate increase in Washington of $.7 million combined to contribute most of the $6.9 million increase in local network service revenue. Network access service revenue declined by $5.9 million, with $3.2 million resulting from the effect of LEC extended calling area services and $2.9 million due to lower out-of-period revenue adjustments. Long distance network service revenue was down $6.6 million from the first six months of 1994 when compared to the same period

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations



in the prior year primarily due to the $4.5 million decline in interstate access revenue due to ATU exiting the NECA traffic sensitive pools that resulted in a reduction in access expenses. Also reducing long distance network service revenue were the $2.9 million long lines revenue effect of reduced expenses and lower LEC long distance revenue of $1.6 million relating to the implementation of extended calling services. These decreases were offset in part by increased long lines intrastate revenue of $1.4 million relating to increased billed minutes and interstate revenues of $1.1 million from a higher rate of return. Private line service revenue decreased $4.4 million mainly as a result of the Company exiting certain noncore business activities. Other revenue increased $2.4 million, including increased cellular retail and foreign roamer revenues of $4.7 million relating to customer growth and acquisitions which was partially offset by decreased cable maintenance and restoration of $.8 million relating to the 1993 cable outage and lower revenue of $.6 million relating to the effect of LEC extended calling service revenue.

Operating expenses for the first six months of 1994 were $266.9 million, a decrease of $9.8 million compared to the first six months of 1993. Plant support decreased $2.5 million as the decision to exit certain noncore business activities reduced plant support by $1.5 million and long lines contract service expenses declined by $.9 million mainly due to various nonrecurring charges in 1993. Leased circuits declined by $2.9 million of which $1.0 million related to noncore business activities that were sold and $1.4 million related to the cable outage in 1993. Depreciation expense was higher by $1.2 million relating to LEC depreciation rate increases of $2.6 million and was countered in part by lower depreciation of $1.7 million resulting from the sale of noncore subsidiaries. Access expense decreased $3.4 million due to the $4.5 million effect of the exit of ATU from the NECA traffic sensitive pools that, as described above, was offset by a decrease in long distance network service revenue. Partially offsetting this decrease was an increase of $.9 million relating to increased facility costs associated with access services.
Growth in cellular roaming expense caused most of the $1.2 million increase in other operating expense. Cellular customer growth and an increase in the incremental cost to acquire new customer subscriptions increased customer operations expense by $1.7 million of the $1.9 million increase. Administrative support expense decreased by $5.8 million relating mainly to lower corporate support and employee benefit costs of $4.9 million and diminished activities for other noncore subsidiaries of $.9 million.

Other expense (net) for the first half of 1994 was $18.8 million, a decrease of $8.8 million from the first half of 1993. This decrease was mainly due to the $3.2 million pre-tax gain on the sale of two wholly-owned subsidiaries, the $5.0 million decrease in interest expense reflecting lower debt levels as a result of the payment of debt with proceeds from the sale of IDB Communications Group, Inc. stock in 1993 and the $.8 million favorable adjustment to a lease liability.

Income taxes increased due to higher taxable income, the 1993 adjustment to adopt Statement of Financial Accounting Standards (SFAS) 109 "Accounting for Income Taxes" and a higher federal statutory income tax rate that took effect in 1993.

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Acquisitions
____________

In August 1993, the Company signed a definitive agreement with US WEST Communications, Inc. (USWC) under which the Company would acquire certain rural telephone exchange properties in Colorado. (See Part I, Item 1, "Business - Telecommunications Operations - Local Exchange Companies" on page 5 of the Annual Report on Form 10-K for the year ended December 31, 1993, for additional information concerning the purchase of the Colorado properties.) The Colorado Public Utilities Commission order approving the transaction with conditions became final in June 1994. The comment period has expired in the Federal Communications Commission (FCC) docket considering the Company's application for study area and price cap waivers associated with the transaction. No opposing comments were received, but issuance of the FCC written order is still pending.

On May 4, 1994, the Company signed definitive purchase agreements to acquire certain rural telephone exchange properties in Oregon and Washington from USWC. The properties to be acquired by the Company represent 49 exchanges that serve approximately 34,100 access lines. Many of these exchanges are contiguous to or located near other rural exchanges that the Company owns and operates in these states. The Company will be acquiring assets from USWC to provide telephone service to these areas at a combined price of approximately $182 million in cash. The purchase price is subject to certain adjustments, including adjustments for actual book value of the assets at closing. The Company will not assume any financial liabilities from USWC in the transactions. Applications seeking Washington Utilities and Transportation Commission and Oregon Public Utilities Commission approvals and FCC study area and price cap waivers were filed in the second quarter. Completion of the transactions with USWC is dependent on corporate, regulatory and governmental approvals, receipt of which is expected to occur prior to the end of 1995.

See Part I, Item 1, "Business - Acquisition Program" on page 18 of the Annual Report on Form 10-K for the year ended December 31, 1993 for information on the Company's acquisition strategy.

Liquidity and Capital Resources
_______________________________

During the six months ended June 30, 1994, construction expenditures amounted to $46.0 million. These expenditures related mainly to network upgrades and growth in the Company's operations. The Company does not have any major construction projects underway at the present time. The construction expenditures were funded using cash from operations. In 1994, total construction expenditures estimated at $123.8 million and expenditures for the construction contract with USWC estimated at $28 million are expected to be funded primarily through cash from operations.

The Company plans to participate as a selling stockholder in a public offering currently contemplated by IntelCom Group, Inc. (IntelCom) and expects to sell 1,183,147 shares of IntelCom common stock in this offering (Note 6). If IntelCom is not able to successfully complete the registration of the public offering in the near future, the Company will consider a private placement. Cash proceeds from the sale, net of selling commissions and other expenses, will be used to help finance the Company's continuing local exchange acquisition program.

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations



The Company has access to funds through its $300 million revolving credit agreement. At June 30, 1994, the Company had nothing outstanding under the revolving credit agreement. In addition to providing available funds, the revolving credit agreement also serves as backup for a $100 million commercial paper program, under which nothing was outstanding at June 30, 1994. The Company had $20 million outstanding under other banking arrangements and $3.9 million due to the minority owner of a Company subsidiary at June 30, 1994. The Company also has a $150 million Series B Medium-Term Note program, with $74.5 million outstanding at June 30, 1994, and has received approval from the Rural Telephone Bank authorizing it to borrow up to $23.5 million in additional REA debt for certain construction projects. In July 1994, Moody's Investors Service, Inc. (Moody's) lowered the rating on the Company's Medium-Term Notes from A3 to Baa1. This reduction is not expected to result in a material increase in the interest rate on new issuances of the Company's Medium-Term Notes since this downgrade by Moody's put its rating on a comparable level with Standard and Poors.

On July 8, 1994, Alascom received the first of two $75 million transitional payments from AT&T. The Company is treating these payments as a taxable event in the year received. However, a letter ruling from the IRS will be sought to clarify the proper tax treatment. The funds have been invested on a temporary basis and will be redeployed in the Company's local exchange acquisition program. (See Part I, Item 2, "Acquisition Program" on page 18 of the Annual Report on Form 10-K for the year ended December 31, 1993 for additional information.)

The Company has an agreement that allows temporary cash advances to or from its majority shareholder, PacifiCorp Holdings, Inc. (Holdings). Interest rates on advances from Holdings are based on Holdings' cost of short-term funds plus 3/8 percent. Interest rates on advances to Holdings are based on Holdings' cost of short-term funds. At June 30, 1994, the Company had no outstanding advances to or from Holdings. After the receipt of the transitional payment from AT&T in July, the Company advanced $55 million to Holdings. The Company has definitive agreements with USWC to purchase local telephone properties in Colorado for approximately $207 million and in Oregon and Washington for approximately $182 million. The Company expects to fund these acquisitions through the issuance of external debt and internally generated funds.

Any temporary cash or liquidity requirements during 1994 are expected to be met through utilization of funds available under the revolving credit agreement or temporary advances from Holdings. Long-term liquidity requirements are expected to be met through utilization of funds available under the revolving credit agreement, the term of which ends in November 1995 and is renewable on an annual basis with the consent of the banks, temporary advances from Holdings or the issuance of additional Series B Medium-Term Notes.

PART II   OTHER INFORMATION

Item 1. Legal Proceedings
           The Company has learned that a number of class-action complaints have been filed in federal district court in California by shareholders or former shareholders of IDB Communications, Inc. (IDB) against IDB and certain of its directors and officers. Among other matters, these complaints allege securities laws violations in connection with certain offerings of IDB stock, including a secondary public offering of shares of IDB stock by two subsidiaries of the Company in November 1993. Although neither the Company nor any of its subsidiaries has yet been served with process, the Company understands that its subsidiary, International Communications Holdings, Inc. (ICH) and its former subsidiary, PTI Harbor Bay, Inc., were named as defendants in at least one of the complaints. The Company further understands that the complaint seeks recision of the transaction or damages in an unstated amount. Under an agreement between the Company and IDB, IDB has agreed to indemnify the Company from and against losses, damages and expenses incurred in connection with matters of the type alleged in the complaints. While the ultimate resolution of this matter cannot be predicted with certainty, the Company intends to vigorously defend any claims arising out of this matter. The Company believes the disposition of this matter will have no material adverse effect on the Company's consolidated results of operations.

Item 4. Submission of Matters to a Vote of Security Holders
           At the Company's annual meeting of shareholders on April 29, 1994, the shareholders elected a board of six directors. Votes cast in relation to this matter are summarized as follows:

                                                                      Votes Against              Abstentions and
                 Director                       For                    or Withheld              Broker Non-votes
            __________________                 _____                  _____________             ________________
            Joyce E. Galleher                37,675,959                  23,479                      0

            Roy M. Huhndorf                  37,675,749                  23,689                      0

            Donald L. Mellish                37,676,632                  22,806                      0

            Charles E. Robinson              37,676,549                  22,889                      0

            Sidney R. Snyder                 37,676,279                  23,159                      0

            Nancy Wilgenbusch                37,676,481                  22,957                      0

           The shareholders also approved the 1994 restatement of the long-term incentive plan. Votes cast in relation to this matter are summarized as follows:

                                                  Votes Against           Abstentions and
                              For                  or Withheld            Broker Non-votes
                             _____                _____________           ________________
                          37,366,312                 281,571                   51,555

Item 6.            Exhibits and Reports on Form 8-K
                   (a)    Exhibits
                          12   Statements re Computation of Ratios

                   (b)    Reports on Form 8-K
                          On Form 8-K dated May 24, 1994, under Item 5. "Other Events," the Company reported that the Federal Communications Commission released a written order which adopted a modified version of the Final Recommended Decision proposed last October by the Federal-State Alaska Joint Board to restructure the Alaska interstate telecommunications market.

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


                                                 Pacific Telecom, Inc.
                                                 ____________________________
                                                         (Registrant)







Date:    August 11, 1994                         /s/James H. Huesgen
                                                 ____________________________

                                                 Executive Vice President and
                                                     Chief Financial Officer