Form 10-Q
period 1994-09-30
PACIFIC TELECOM INC
filed 1994-11-10
CIK 96977

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q



 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
___   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1994
                                  _____________________________

                                     OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
___   SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               _____________       ____________

Commission file number                     0-873
                            _____________________________________


                            PACIFIC TELECOM, INC.
           (Exact name of registrant as specified in its charter)


          Washington                                       91-0644974
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)


    805 Broadway, P.O. Box 9901,
       Vancouver, Washington                               98668 - 8701
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code  (206)696-0983
                                                     ____________________

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


                             Yes  X      No
                                 ___         ____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, no par value              39,619,623 shares
     _____________________________________________________________________
       (Title of Class)           (Outstanding at November 4, 1994)

                            PACIFIC TELECOM, INC.

                                    INDEX
                                    _____

PART I  FINANCIAL INFORMATION:                                    PAGE NO.
        _____________________                                     ________
        Item 1 - Financial Statements:

              Consolidated Balance Sheets -
                 September 30, 1994 and December 31, 1993             3


              Consolidated Statements of Income -
                 Three and nine months ended September 30, 1994
                 and 1993                                             4


              Consolidated Statements of Cash Flows -
                 Nine months ended September 30, 1994 and 1993        5


              Condensed Notes to Consolidated Financial Statements   6 - 8



        Item 2 - Management's Discussion and Analysis of
                 Financial Condition and Results of Operations      9 - 13




PART II OTHER INFORMATION:
        _________________

        Item 1 - Legal Proceedings                                    14

        Item 5 - Other Events                                         14

        Item 6 - Exhibits and Reports on Form 8-K                     14

        Signatures                                                    15

PART I    FINANCIAL INFORMATION
Item 1. - Financial Statements

                            PACIFIC TELECOM, INC.
                         Consolidated Balance Sheets
                                 (Unaudited)

                                   ASSETS
                                   ______

                                              September 30,   December 31,
                                                   1994           1993
                                              _____________   ____________
                                                      (In thousands)
Current assets:
  Cash and temporary cash investments       $     7,049      $    4,861
  Accounts receivable                           112,805          99,055
  Accounts and notes receivable - affiliates      1,295           2,039
  Material and supplies                          17,036          15,967
  Inventory - North Pacific Cable                63,049          65,753
  Other                                          17,788          32,493
                                             __________       _________
     Total current assets                       219,022         220,168

Investments                                     166,267         129,897

Plant in service:
  Telecommunications                          1,517,085       1,562,021
  Other                                         22,016           17,695
  Less accumulated depreciation                 792,986         741,061
                                              _________       _________
                                                746,115         838,655
  Construction work in progress                  26,583          14,523
                                              _________       _________
     Net plant                                  772,698         853,178

Intangible assets                               254,388         256,226

Deferred charges                                 23,770          22,755
                                              _________       _________
     Total assets                            $1,436,145      $1,482,224
                                              _________       _________
                                              _________       _________

                       LIABILITIES AND CAPITALIZATION
                       ______________________________
Current liabilities:
  Currently maturing long-term debt          $    6,706      $   16,429
  Notes payable                                  15,903          24,903
  Accounts payable                               63,527          50,330
  Income taxes payable                           26,812              -
  Accrued liabilities                            45,920          49,928
  Accrued toll settlements                       19,565          17,756
                                              _________       _________
     Total current liabilities                  178,433         159,346

Long-term debt                                  404,190         426,669

Deferred income taxes                            90,133         153,455

Unamortized investment tax credits               14,944          18,326

Other long-term liabilities                      70,032          68,947

Minority interest                                16,210          16,770

Shareholders' equity:
  Common stock                                   19,806          19,805
  Additional paid-in capital                    205,607         205,842
  Retained earnings                             436,790         413,064
                                              _________       _________
     Total shareholders' equity                 662,203         638,711
                                              _________       _________
     Total liabilities and capitalization    $1,436,145      $1,482,224
                                              _________       _________
                                              _________       _________

        See accompanying notes to consolidated financial statements.

                            PACIFIC TELECOM, INC.
                      Consolidated Statements of Income
                                   (Unaudited)

                               Three Months Ended       Nine Months Ended
                                  September 30,          September 30,
                               __________________       _________________
                                  1994       1993         1994      1993
                               ________    _______      ______    _______
                                 (In thousands, except per share data)
Operating revenues:
  Local network service         $ 24,722   $ 21,240    $ 70,917   $ 60,516
  Network access service          42,088     45,545     125,485    134,803
  Long distance network service   82,747     67,470     208,276    199,620
  Private line service            14,499     16,476      43,733     50,141
  Sales of cable capacity          1,665        867       4,252      3,347
  Other                           28,727     29,719      78,113     76,668

                                 _______    _______     _______    _______
       Total operating revenues  194,448    181,317     530,776    525,095
                                 _______    _______     _______    _______

Operating expenses:
  Plant support                   30,552     34,423      85,937     92,205
  Depreciation and amortization   25,966     27,951      79,584     80,340
  Leased circuits                  6,764      6,682      19,980     22,838
  Access expense                  23,869     24,463      69,462     73,501
  Other operating expense          9,268      9,014      26,751     25,305
  Cost of cable sales              1,050        423       2,704      1,717
  Customer operations             17,900     18,008      54,506     52,638
  Administrative support          20,040     19,840      55,996     61,554
  Taxes other than income taxes    4,087      3,923      11,461     11,306
                                 _______    _______     _______    _______
       Total operating expenses  139,496    144,727     406,381    421,404
                                 _______    _______     _______    _______

Operating income                  54,952     36,590     124,395    103,691
                                 _______    _______     _______    _______

Other income (expense):
  Interest expense                (8,712)   (11,244)    (26,629)   (34,135)
  Interest income                    594        166         806        460
  Gain (Loss) on sale of investment (338)     1,340       2,828      1,340
  Other                           (2,241)    (3,917)     (6,486)    (8,891)
                                 _______    _______     _______    _______
    Total other income (expense) (10,697)   (13,655)    (29,481)   (41,226)
                                 _______    _______     _______    _______

Income before income taxes        44,255     22,935      94,914     62,465

Income taxes                      14,574      8,901      31,799     20,243
                                 _______    _______     _______    _______

Income from continuing
  operations                      29,681     14,034      63,115     42,222

Income from discontinued operations,
  net of income taxes                 -      60,444          -      60,444
                                 _______    _______     _______    _______

Net income                      $ 29,681   $ 74,478    $ 63,115   $102,666
                                 _______    _______     _______    _______
                                 _______    _______     _______    _______

Average number of common shares
  outstanding                     39,612     39,588      39,610     39,580
                                 _______    _______     _______    _______
                                 _______    _______     _______    _______

Income from continuing operations
  per common share              $    .75   $    .35     $  1.59   $   1.07
                                 _______    _______      ______    _______
                                 _______    _______      ______    _______

Net income per common share     $    .75   $   1.88     $  1.59   $   2.59
                                 _______    _______      ______    _______
                                 _______    _______      ______    _______

Cash dividends per
  common share                  $    .33   $    .33     $   .99   $    .99
                                 _______    _______      ______    _______
                                 _______    _______      ______    _______

        See accompanying notes to consolidated financial statements.

                            PACIFIC TELECOM, INC.
                    Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                            Nine Months Ended
                                                              September 30,
                                                          ____________________
                                                            1994         1993
                                                           _____        _____
                                                              (In thousands)
Cash Flows from Operating Activities:
  Income from continuing operations                       $ 63,115    $ 42,222
  Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
  Depreciation and amortization                             84,868      85,241
  Deferred income taxes and investment tax credits, net    (70,893)      1,722
  Gain on sale of investment                                (2,725)     (1,340)
  (Gains) Losses from unconsolidated entities, net            (922)         85
  Accounts receivable and other current assets             (10,009)      6,034

Inventory - North Pacific Cable                              2,704       8,113

Accounts payable and accrued liabilities                    35,806      13,355

Other                                                        2,752       4,319
                                                          ________    ________

  Net cash provided by operating activities                104,696     159,751
                                                          ________    ________


Cash Flows from Investing Activities:
  Construction expenditures                                (77,139)    (70,170)
  Cost of businesses acquired                                 -         (8,331)
  Investments in and advances to affiliates, net           (21,008)     (1,257)
  Proceeds from Alaska restructuring                        75,000           -
  Proceeds from sales of assets                              1,288       3,217
                                                          ________    ________

  Net cash used by investing activities                    (21,859)    (76,541)
                                                          ________    ________

Cash Flows from Financing Activities:
  Net payments on short-term debt                           (9,000)    (17,064)
  Proceeds from issuance of long-term debt                   8,006       3,220
  Dividends paid                                           (39,214)    (39,157)
  Purchase of common stock                                    (234)         -
  Payment of long-term debt                                (40,207)    (22,048)
                                                          ________    ________


Net cash used by financing activities                      (80,649)    (75,049)
                                                          ________    ________

Increase in Cash and Temporary Cash Investments              2,188       8,161

Cash and Temporary Cash Investments at Beginning of Period   4,861       9,735
                                                          ________     _______

Cash and Temporary Cash Investments at End of Period      $  7,049    $ 17,896
                                                          ________     _______
                                                          ________     _______


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the nine months ended September 30 for:
  Interest                                                $ 31,398    $ 38,586
  Income Taxes                                            $ 73,712    $ 29,439

Noncash Investing and Financing Activities:

Common stock issued for employee benefits                 $    -      $    971
  Common stock received as consideration
   in sale of subsidiaries                                $ 16,564    $201,000
  Unrealized loss on securities available for sale        $    174    $    -


        See accompanying notes to consolidated financial statements.

                 Notes to Consolidated Financial Statements
                                 (Unaudited)


1. The consolidated financial statements include all normal adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position at September 30, 1994, and the consolidated results of operations for the three and nine months ended September 30, 1994 and 1993 and cash flows for the nine months ended September 30, 1994 and 1993. These consolidated financial statements should be read in conjunction with the financial statements and related notes incorporated in the latest annual report filed on Form 10-K of Pacific Telecom, Inc. (Company). The consolidated results of operations presented herein are not necessarily indicative of the results to be expected for the year. The 1993 consolidated financial statements reflect certain reclassifications to conform to the current year presentations.

2. At September 30, 1994, approximately 87 percent of the Company's outstanding common stock was owned by PacifiCorp Holdings, Inc. (Holdings), a wholly-owned subsidiary of PacifiCorp. (See Part II, Item
    5. "Other Events" on page 14 of this Form 10-Q for information regarding a proposal by Holdings to acquire the remaining 13 percent minority interest in the Company.)

3. Certain loan agreements contain provisions restricting the payment of cash dividends. Retained earnings of approximately $226.6 million were available for dividends and other distributions at September 30, 1994.


    The Company's ratio of earnings to fixed charges for the nine months ended September 30, 1994, calculated in accordance with Item 503 of Regulation S-K under the Securities Exchange Act of 1934, was 3.6 to 1.0.

4.  The Company's effective combined state and federal income tax rates were
    33.5 percent and 32.4 percent for the nine months ended September 30, 1994 and 1993, respectively. The difference between taxes calculated at the statutory federal tax rates and the effective combined rates for 1994 and 1993 is reconciled as follows:

                                                   1994      1993
                                                   ____      ____
     Federal statutory rate                        35.0 %    35.0%
     State income taxes, net of federal benefit     1.0       4.6
     Amortization of investment tax credits        (3.4)     (5.8)
     Amortization of excess deferred income taxes  (1.0)     (3.6)
     Amortization of excess cost                    1.9       1.7
     Other                                            -        .5
                                                   ____      ____

     Effective tax rate                            33.5%     32.4%
                                                   ____      ____
                                                   ____      ____

     The components of income tax expense are as follows:

                                    Three Months Ended   Nine Months Ended
                                      September  30,       September  30,
                                    ________________     ________________
                                      1994     1993        1994     1993
                                    _______   ______     _______   ______
                                               (In thousands)
   Federal income taxes             $15,622  $ 7,278    $ 30,314  $15,872
   State income taxes                (1,048)   1,623       1,485    4,371
                                     ______   ______     _______   ______
                                    $14,574  $ 8,901    $ 31,799  $20,243
                                     ______   ______     _______   ______
                                     ______   ______     _______   ______

   Income taxes currently payable
   (Note 8)                         $78,938  $10,309    $102,697  $26,398
   Deferred income taxes            (63,236)    (162)    (67,515)  (2,419)
   Amortization of deferred
     investment tax credits          (1,128)  (1,246)     (3,383)  (3,736)
                                     ______   ______     _______   ______

                                    $14,574  $ 8,901    $ 31,799  $20,243
                                     ______   ______     _______   ______
                                     ______   ______     _______   ______

                 Notes to Consolidated Financial Statements
                                 (Unaudited)


5. Investments include $22.4 million of construction costs, $16.7 million of which was added during the first nine months of 1994, relating to upgrading facilities of telephone exchanges in Colorado that the Company has agreed to purchase from US WEST Communications, Inc. (USWC). (See Part I, Item 1, "Business - Telecommunications operations - Local Exchange Companies" on page 5 of the Annual Report on Form 10-K for the year ended December 31, 1993 for additional information concerning the transaction and construction contract.) If the transaction with USWC does not close, USWC is required to reimburse the Company for all of the Company's expenditures under the construction contract plus interest.

6. On April 29, 1994, the Company completed the sale of PTI Harbor Bay, Inc. and Upsouth Corporation to IntelCom Group, Inc. (IntelCom) (AMEX:ITR) for 1,183,147 shares of IntelCom common stock and $.2 million in cash. The net assets of PTI Harbor Bay, Inc. and Upsouth Corporation prior to the sale were classified in other current assets. Based on the trading value for IntelCom stock at April 29, 1994, the Company recognized proceeds on the sale of the subsidiaries of $16.8 million (including $.2 million in cash) and an after-tax gain of $1.6 million, net of anticipated selling commissions and other expenses. At September 30, 1994, the closing price of Intelcom stock was slightly lower than the original recorded value and an unrealized net loss of $.2 million was recorded directly to retained earnings in accordance with Statement of Financial Accounting Standards No. 115. The IntelCom share value was included in investments at September 30, 1994. On October 17, 1994, the Company sold its IntelCom stock. Cash proceeds of $15.7 million and a loss of $.5 million, net of tax and selling expenses, will be recognized in October.

7. In October 1994, the Company signed an agreement to sell the stock of Alascom, Inc. (Alascom) to AT&T Corp. (AT&T) in a transaction providing $365 million in proceeds. Under terms of the agreement, AT&T will pay $290 million in cash for the Alascom stock and for settlement of all past cost study issues. AT&T has also agreed to allow PTI to retain the $75 million transition payment made by AT&T to Alascom in July 1994 pursuant to a Federal Communications Commission (FCC) order. AT&T made a down payment of $30 million to the Company upon signing the stock purchase agreement, which would be applied to the final $75 million transition payment required in the FCC order if the transaction failed to close. The remaining $260 million is to be paid when the transaction closes. Closing of the sale of Alascom is subject to certain conditions, including receipt of state and federal regulatory approvals that are expected to be received during the first half of 1995.

    In September 1994, settlement revenues of $16.0 million were recognized in long distance network service relating to the settlement of past cost study issues.

    Summarized income statement data for Alascom are as follows:

                                Three months ended   Nine months ended
                                   September 30,       September 30,
                                __________________   __________________
                                  1994      1993       1994      1993
                                ________  ________   ________  ________
                                             (In thousands)
    Operating revenues           $101,352  $88,843   $261,092  $254,408
    Operating income               32,850   15,531     63,638    42,816

                 Notes to Consolidated Financial Statements
                                 (Unaudited)

8. Net cash provided by operating activities was reduced by $43.2 million for taxes paid on the transition payments received and to be received from AT&T totalling $150 million. The Company believes the cash used to make this tax payment directly relates to the $75 million in cash received in July 1994 for the first transition payment included in cash flow from investing activities. However, generally accepted accounting principles require that income tax expenses be offset against cash from operating activities. This tax payment had little effect on net income as the increase in current income tax expense was mostly offset by a reduction in deferred income tax expense.

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations


                       Three Months Ended September 30
                       _______________________________

Results of Operations
_____________________

The Company's net income applicable to common stock for the third quarter of 1994 was $29.7 million or $.75 per share compared to net income of $74.5 million or $1.88 per share for the third quarter of 1993. Net income decreased $60.4 million as a result of a gain recognized on the sale of the Company's international subsidiary, TRT Communications, Inc.
(TRT), and a smaller subsidiary of the Company to IDB Communications Group, Inc. (IDB) in the third quarter of 1993. This 1993 gain was reported in discontinued operations. The decrease in net income in 1994 was partially offset by long lines interstate revenues of $9.5 million, net of tax, recognized in September 1994 in connection with the settlement of disputes over revenue requirements, lower interest expense, resulting mainly from lower borrowing levels, and the 1993 valuation adjustments on noncore investments.

Operating income increased 50 percent or $18.4 million in the third quarter of 1994. Excluding the effects of other revenue adjustments and settlement revenues, the Company experienced growth in operating income of $6.2 million, or 18 percent, over the prior year third quarter. This increase was attributable mainly to higher long lines interstate rate of return, growth in the cellular business, LEC access line growth and lower benefit costs. These items were partially offset by the decline in the long lines rate base resulting from the $75 million transition payment received from AT&T in July 1994 (Note 7).

Operating revenues for the third quarter of 1994 were $194.4 million, an increase of seven percent from $181.3 million for the third quarter of 1993. LEC extended calling area service revenues of $2.0 million and the $.9 million revenue effect of access line growth combined to contribute most of the $3.5 million increase in local network service revenue. The implementation of extended calling area service routes shifts revenues from network access, long distance and other revenue to local service revenue. Network access service revenue declined $3.5 million, with $1.6 million resulting from the effect of LEC extended calling area services and $1.9 million due to lower revenue adjustments than in the prior year. Long distance network service revenue was up $15.3 million. This increase was mainly due to the settlement of all open revenue studies under the Joint Services Agreement (JSA) (Note 7), which increased long lines revenues by $18.7 million. Partially offsetting this increase was a $2.4 million decrease relating to the decline in the long lines rate base and a $1.6 million decline in interstate access revenue. The Anchorage Telephone Utility (ATU) exited the National Exchange Carrier Association (NECA) traffic sensitive pools, which in part resulted in this reduction in access charge expenses that are recovered in interstate access revenue. Private line service revenue decreased $2.0 million as a result of the Company exiting certain noncore business activities.
Higher revenues from cable sales of $.8 million reflected increased sales of cable capacity. In other revenue for 1993, the long lines subsidiary recognized one-time other revenue and plant support expense of $3.2 million relating to providing service in Saudi Arabia in support of Desert Storm. Increased cellular revenues of $2.6 million in 1994 relating to customer growth and acquisitions partially offset the decline in other revenue.

On May 24, 1994, the Federal Communications Commission (FCC) adopted a final order relating to the restructuring of the
Alaska interstate long distance marketplace. The Company's wholly-owned subsidiary, Alascom, Inc., filed a petition for review of the order with the United States Court of Appeals for the District of Columbia, but the Company has initiated implementation of its requirements under the order, which became effective on June 27, 1994. In addition, on July 8, 1994 Alascom received the first of two $75 million transition payments from AT&T. Pursuant to the FCC order, this amount was used to reduce Alascom's ratebase, which will result in lower revenues and depreciation
expense   in   future   periods.  (See  Part  I,  Item  1,  "Business  -

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations


Telecommunications Operations - Alaska Market Restructuring" on page 7 of the Annual Report on Form 10-K for the year ended December 31, 1993 for additional information.) In October 1994, AT&T agreed to purchase the common stock of Alascom from the Company (Note 7).

Operating expenses for the third quarter of 1994 were $139.5 million, a decrease of $5.2 million compared to the third quarter of 1993. A one-time charge relating to service provided in Saudi Arabia in 1993 caused plant support and other revenue to decrease by $3.2 million.
Depreciation expense was $2.0 million lower in part as a result of a $.9 million decrease caused by lower long lines plant balances resulting from the $75 million transition payment. The sale of noncore subsidiaries also lowered depreciation by $.9 million. Access expense decreased $.6 million due to the $1.7 million effect of ATU exiting the NECA traffic sensitive pools. Partially offsetting this decrease in access expense was an increase of $1.3 million relating to increased facility costs associated with long lines intrastate and special access services.

Other expense (net) for the third quarter of 1994 was $10.7 million, a decrease of $3.0 million from the third quarter of 1993. This decrease was mainly due to the $2.5 million decrease in interest expense resulting from lower debt levels and the valuation adjustments of $3.8 million for certain noncore investments in 1993. The lower debt levels resulted from the payment of debt with proceeds from the sale of IDB stock in 1993. (See Part I, Item 1,"Business - International Communications" on page 10 of the Annual Report on Form 10-K for the year ended December 31, 1993 for more information concerning the payment of debt.) Gain on sale of investment was lower by $1.7 million due mainly to 1993 sales of cellular
properties.    Income tax expense increased due to higher taxable income.

                       Nine Months Ended September 30
                       ______________________________

Results of Operations
_____________________
The Company's net income applicable to common stock for the nine months ended September 30, 1994 was $63.1 million or $1.59 per share, a decrease of 39 percent compared to net income of $102.7 million or $2.59 per share for the same period in 1993. This decrease resulted from the after-tax gain of $60.4 million recognized in discontinued operations, partially offset by after-tax valuation adjustments of $2.5 million for noncore business investments recognized in 1993. The net increase in long lines interstate settlement revenues and other revenue adjustments of $5.5 million, after-tax, also helped partially offset the decrease. In addition, a decline in interest expense caused mainly by lower borrowing levels, gains on the sale of two wholly-owned subsidiaries, and a positive valuation adjustment to a lease liability helped to mitigate the decrease in net income in the 1994 period.

Operating income increased 20 percent or $20.7 million for the first nine months of 1994. Excluding the effects of settlement revenues and other revenue adjustments, the Company experienced growth in operating income of $12.3 million, or 13 percent, over the first nine months of 1994.
This increase was attributable mainly to growth in the cellular business, higher long lines return on rate base, LEC access line growth, lower leased circuits expense and reduced corporate and benefit costs. Partially offsetting these items were the effects of long lines rate base reductions and increased customer support expenses.

Operating revenues for the first nine months of 1994 were $530.8 million, an increase of one percent from $525.1 million for the same period of

                  Management's Discussion and Analysis of
                Financial Condition and Results of Operations


1993. LEC extended calling area service revenues of $6.0 million, access line growth with a revenue effect of $2.8 million and the revenue effect of certain rate increases of $.7 million combined to contribute most of the $10.4 million increase in local network service revenue. Network access service revenue declined $9.3 million, with $4.8 million resulting from the effect of LEC extended calling area services and $4.8 million due to lower revenue adjustments. Long distance network service revenue was up $8.7 million primarily due to the settlement of all open revenue studies relating to the JSA (Note 7), which resulted in long lines interstate revenue increases of $18.3 million. In addition, a $2.2 million improvement in intrastate revenue relating to increased intrastate billed minutes added to the improvement in long distance network service revenues. Reducing long distance network service revenue were the $6.2 million decline in interstate access revenue due to ATU exiting the NECA traffic sensitive pools, the revenue effects of long lines reduced expenses of $4.7 million and reduced rate base of $3.2 million. Private line service revenue decreased $6.4 million mainly as a result of the Company exiting certain noncore business activities. Sales of cable capacity were higher as 330 prime cable and 660 backhaul circuits were sold through the first nine months of 1994 compared to 180 prime cable and 765 backhaul circuits through the first nine months of 1993. These sales bring the total percentage of cable sold to approximately 53 percent. Other revenue increased $1.4 million, including increased cellular revenues of $7.2 million relating to customer growth and acquisitions which were partially offset by a decline of $3.2 million relating to 1993 revenues from providing service in Saudi Arabia, decreased cable maintenance and restoration of $.8 million relating to a 1993 cable outage and lower revenue of $1.4 million relating to the effect of LEC extended calling service revenue.

Operating expenses for the first nine months of 1994 were $406.4 million, a decrease of $15.0 million compared to the first nine months of 1993. Plant support decreased $6.3 million as the decision to exit certain noncore business activities reduced plant support by $2.3 million and long lines contract service expenses declined by $1.0 million mainly due to various nonrecurring charges in 1993. A one-time charge relating to service provided in Saudi Arabia in 1993 caused plant support and other revenue to decrease by $3.2 million in 1994. Depreciation expense was lower by $.8 million due to lower depreciation of $2.6 million resulting from the sale of noncore subsidiaries and $.9 million due to the decrease in plant balances resulting from the $75 million transition payment. These items were offset in part by LEC depreciation rate increases of $2.2 million. Leased circuits expense declined $2.9 million, $1.6 million of which related to noncore business activities that were sold and $1.1 million of which related to the cable outage in 1993. Access expense decreased $4.0 million due to the $6.2 million effect of ATU exiting the NECA traffic sensitive pools.
Partially offsetting this decrease was an increase of $2.2 million relating to increased facility costs associated with access services. Growth in cellular roaming expense caused most of the $1.4 million increase in other operating expense. Cellular customer growth and an increase in the incremental cost to acquire new cellular customer subscriptions increased customer operations expense. Administrative support expense decreased $5.6 million, with $4.2 million relating mainly to lower corporate support and employee benefit costs and $1.4 million due to the sale of other noncore subsidiaries.

Other expense (net) for the first nine months of 1994 was $29.5 million, a decrease of $11.7 million from the first nine months of 1993. This decrease was mainly due to a $3.2 million pre-tax gain on the sale of two wholly-owned subsidiaries, a $7.5 million decrease in interest expense reflecting lower debt levels as a result of the payment of debt with proceeds from the sale of IDB stock in 1993, 1993 valuation adjustments of noncore subsidiaries of $3.8 million and a $.8 million favorable adjustment to a lease liability. Partially offsetting the decreases in other expense were the 1993 gains on sales of cellular properties and amortization of excess cost relating to cellular properties. Income tax expense increased due mainly to higher taxable income.

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

On May 4, 1994, the Company signed definitive purchase agreements to acquire certain rural telephone exchange properties in Oregon and Washington from USWC. (See Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 11 of the Form 10-Q for the quarter ended June 30, 1994, for additional information concerning the purchase of Oregon and Washington properties.) Applications seeking Washington Utilities and Transportation
Commission and Oregon Public Utilities Commission approvals and FCC study area and price cap waivers were filed in the second quarter of 1994. Hearings before the Oregon Commission are expected to occur in December 1994 or January 1995. It is unclear whether a formal hearing will be required with respect to the Washington application. No opposing comments to the FCC applications were received, but written orders will not be issued until decisions by the state commissions are issued. The Company expects that all regulatory approvals will be received by the end of 1995.

See Part I, Item 1, "Business - Acquisition Program" on page 18 of the Annual Report on Form 10-K for the year ended December 31, 1993 for information on the Company's acquisition strategy.


Liquidity and Capital Resources
_______________________________
During the nine months ended September 30, 1994, construction expenditures amounted to $77.1 million. These expenditures related mainly to network upgrades and growth in the Company's operations. The construction expenditures were funded using cash from operations. In 1994, total construction expenditures estimated at $123.8 million and expenditures for the construction contract with USWC estimated at $28 million are expected to be funded primarily through cash from operations.

In October, the Company sold 1,183,147 shares of common stock of IntelCom Group, Inc. (IntelCom) (Note 6). Cash proceeds of $15.7 million from the sale, net of selling commissions and other expenses, will be used to help finance the Company's continuing local exchange acquisition program.

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations


The Company has access to funds through its $300 million revolving credit agreement. At September 30, 1994, the Company had nothing outstanding under the revolving credit agreement. In addition to providing available funds, the revolving credit agreement also serves as backup for a $100 million commercial paper program, under which nothing was outstanding at September 30, 1994. The Company had $12 million outstanding under other banking arrangements and $3.9 million due to the minority owner of a Company subsidiary at September 30, 1994. The Company also has a $150 million Series B Medium-Term Note program, with $74.5 million outstanding at September 30, 1994, and has received approval from the Rural Telephone Bank authorizing it to borrow up to $20.9 million in additional REA debt for certain construction projects. In July 1994, Moody's Investors Service, Inc. (Moody's) lowered the rating on the Company's Medium-Term Notes from A3 to Baa1. This reduction is not expected to result in a material increase in the interest rate on new issuances of the Company's Medium-Term Notes since this downgrade by Moody's put its rating on a comparable level with Standard and Poors.

On July 8, 1994, Alascom received the first of two $75 million transition payments from AT&T. The Company made an estimated tax payment in the third quarter of 1994 which included taxes of $43.2 million relating to transition payments totalling $150 million (Note 8). In October 1994, the Company signed an agreement to sell Alascom to AT&T, which provides for the retention by the Company of the transition payment received in July from AT&T. (See Note 7 relating to the sale of Alascom and the receipt of transition payments.)

The Company has an agreement that allows temporary cash advances to or from its majority shareholder, PacifiCorp Holdings, Inc. (Holdings). Interest rates on advances from Holdings are based on Holdings' cost of short-term funds plus 3/8 percent. Interest rates on advances to Holdings are based on the 30-day LIBOR. At September 30, 1994, there were no advances to or from Holdings.

The Company has definitive agreements with USWC to purchase local telephone properties in Colorado for approximately $200 million and in Oregon and Washington for approximately $180 million. The Company expects to fund these acquisitions through proceeds received on the sale of Alascom (Note 7), the issuance of external debt and internally generated funds.

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

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings
         In Loewen, et al. v. Galligan, et al., Circuit Court for the
            __________________________________ State of Oregon, County
         of Multnomah; United States District Court, District of Oregon (see Part I, Item 3, "Legal Proceedings" on page 20 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993) on September 14, 1994, the Court of Appeals affirmed the trial court's judgment in all respects. On October 19, 1994, plaintiffs filed a petition for review of the Court of Appeals' decision with the Oregon Supreme Court.

Item 5.  Other Events
         The Company has received a proposal from its parent company, PacifiCorp Holdings, Inc. (Holdings), under which Holdings would acquire the 13 percent minority interest of the Company for $28 per share in cash. Holdings currently owns the remaining 87 percent of the outstanding common stock of the Company.

         Under terms of the proposal, a newly formed, wholly-owned subsidiary of Holdings would merge into the Company and the holders of the approximately 5.3 million shares of common stock of the Company not held by Holdings would receive cash in the amount of $28 in exchange for each share of the Company common stock. As a result of the merger, the Company would become a wholly-owned subsidiary of Holdings. The Company is currently reviewing Holding's proposal.

Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibits
              12   Statements re Computation of Ratios
              27   Financial Data Schedule (Filed electronically only)

         (b)  Reports on Form 8-K
              On Form 8-K dated October 17, 1994, under Item 5. "Other Events," the Company reported the signing of an agreement to sell the stock of Alascom, Inc. to AT&T Corp.

              On Form 8-K dated November 2, 1994, under Item 5. "Other Events," the Company reported that a proposal had been received from PacifiCorp Holdings, Inc. to acquire the 13 percent minority interest of the Company for $28 per share in cash.

                                 SIGNATURES
                                 __________

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Pacific Telecom, Inc.
                               ___________________________________________
                                                (Registrant)







Date: November 9, 1994                   /s/James H. Huesgen
                                __________________________________________
                                            James H. Huesgen
                                      Executive Vice President and
                                        Chief Financial Officer