Form 10-K
PACIFIC TELECOM INC
filed 1995-03-29
CIK 96977

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: December 31, 1994

                                        OR

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to ___________


                           Commission file number: 0-873


                               PACIFIC TELECOM, INC.
                (Exact name of registrant as specified in its charter)


         State of Washington                           91-0644974
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

            805 Broadway
            P.O. Box 9901
        Vancouver, Washington                           98668-8701
(Address of principal executive offices)                (Zip Code)

       Registrant's telephone number including area code: (360) 905-5800 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value
                                                            (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 3, 1995, there were 39,616,123 shares of Common Stock outstanding. The aggregate market value (based upon the average bid and asked prices) of Common Stock held by nonaffiliates of Pacific Telecom, Inc. on that date was approximately $160,093,000.

                   DOCUMENTS INCORPORATED BY REFERENCE: None

                              TABLE OF CONTENTS
                                                                       PAGE NO.
Definitions    ......................................................      3

PART I
______
  Item 1   Business
             Introduction............................................      4
             Telecommunications Operations...........................      4
               Local Exchange Companies..............................      4
               Long Lines............................................      6
               Alaska Market Restructuring...........................      7
               Cellular Operations...................................      7
               Pacific Telecom Cable.................................      8
               Other Communications Subsidiaries and Partnerships....      9
             Regulation..............................................     10
               General...............................................     10
               Local Exchange Companies..............................     10
               Long Lines............................................     11
             Competition.............................................     12
             Environment.............................................     14
             Employees...............................................     14
             Construction Program....................................     14
             Acquisition Program.....................................     15
  Item 2   Properties................................................     15
  Item 3   Legal Proceedings.........................................     15
  Item 4   Submission of Matters to a Vote of Security Holders.......     16

PART II
_______
  Item 5   Market for Registrant's Common Equity and Related
             Stockholder Matters.....................................     17
  Item 6   Selected Financial Data...................................     18
  Item 7   Management's Discussion and Analysis of Financial
             Condition and Results of Operations.....................     19
  Item 8   Financial Statements and Supplementary Data...............     35
  Item 9   Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure..................     51

PART III
________
  Item 10  Directors and Executive Officers of the Registrant........     51
  Item 11  Executive Compensation....................................     52
  Item 12  Security Ownership of Certain Beneficial
             Owners and Management...................................     55
  Item 13  Certain Relationships and Related Transactions............     56

PART IV
_______
  Item 14  Exhibits, Financial Statement Schedules and
             Reports on Form 8-K.....................................     57
  Signatures ........................................................     60
  Appendices
           Statements of Ratio of Earnings to Fixed Charges
           List of Subsidiaries

                                DEFINITIONS

When the following terms are used in the text, they will have the meanings indicated:

TERM                     MEANING
-----------------------------------------------------------------------------------------------------
Alaska Spur             A portion of the North Pacific Cable that links Alaska and the lower
                            48 states

APUC                    Alaska Public Utilities Commission

AT&T                    AT&T Corp.

Alascom                 Alascom,Inc., a wholly-owned subsidiary of PTI

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

North Pacific Cable     A submarine fiber optic cable between the U.S. and Japan

POP                     Population equivalents in a cellular RSA or MSA

PTC                     Pacific Telecom Cable, Inc., an 80 percent owned subsidiary of PTI

PT Cellular             Pacific Telecom Cellular, Inc., a wholly-owned subsidiary of PTI

PT Transmission         Pacific Telecom Transmission Services, Inc., a wholly-owned subsidiary of PTI

PTI                     Pacific Telecom, Inc., a Washington corporation

RSA                     Rural service area

U.S.                    United States of America

USF                     Universal Service Fund

USWC                    US WEST Communications, Inc.

WATS                    Wide area telephone service

                                   PART I
_______________________________________________________________________________
ITEM 1. BUSINESS
                                INTRODUCTION
                                ____________
     PTI was organized in 1955 to provide telephone service to suburban and rural communities principally in the Pacific Northwest. Since that time, the Company has grown significantly through acquisitions and expansion of its service offerings in several areas within the telecommunications industry. This expansion included the provision of long distance services in the State of Alaska, investments in cellular telephone operations and international communications,including the construction of a trans-Pacific fiber optic cable. Over the past few years, the Company's strategy has been to focus on its core business of providing local exchange service to suburban and rural markets and to divest its diversified portfolio of noncore businesses. This strategy is being implemented through the acquisition of LECs, the sale of certain international operations, the consolidation and sale of certain cellular holdings, and ongoing efforts to complete the sale of the Alaska long distance operations to AT&T. Upon completion of the pending sale of Alascom to AT&T, the Company will have resolved its uncertainties related to the Alaska long distance market. The sale of two noncore operations in 1993 successfully completed the Company's exit from its material noncore businesses.
     PTI has been a majority-owned subsidiary of PacifiCorp since 1973. At December 31, 1994, PacifiCorp, through a wholly-owned subsidiary, PacifiCorp Holdings, Inc. (Holdings), beneficially owned approximately 87 percent of PTI's common stock. On March 9, 1995, PacifiCorp and PTI announced a definitive merger agreement pursuant to which a newly-formed, wholly-owned subsidiary of Holdings will merge with and into PTI. Under the agreement, the holders of the approximately 5.3 million shares of common stock of PTI not held by Holdings will receive $30 in cash in exchange for each share of PTI common stock. As a result of the merger, PTI would become an indirect, wholly-owned subsidiary of PacifiCorp. The merger is conditioned upon, among other things, affirmative approval of the merger by holders of a majority of the shares held by the unaffiliated public shareholders.
     On November 1, 1994, Holdings originally proposed to acquire the shares not owned by it for $28 per share in cash. Promptly thereafter, PTI's Board of Directors formed a Special Committee of independent directors to receive, study, negotiate and make recommendations to the PTI Board regarding that proposal. The merger agreement was unanimously approved by the Board of Directors of PTI as fair to, and in the best interests of, PTI's public minority shareholders upon the unanimous recommendation of the Special Committee. In connection with its recommendation of the transaction, the Special Committee received the written opinions of Smith Barney Inc. and CS First Boston Corporation, to the effect that the consideration to be received by the minority shareholders in the merger is fair, from a financial point of view, to such holders.

                         TELECOMMUNICATIONS OPERATIONS
                         _____________________________
                           LOCAL EXCHANGE COMPANIES

     The Company's LECs operate under a common business name and logo, PTI Communications. This marketing concept was established in 1991 to create a unified identity for the local operations, improve communication with customers and assist in the marketing of new products and services. As one of the major independent telephone companies in the U.S., the Company's LECs provide both local telephone service and access to the long distance network for customers in their respective service areas. At February 28, 1995, the Company operated 15 LECs within eleven states comprised of approximately 471,000 access lines in 297 exchanges. The average number of access lines per exchange is approximately 1,586, reflecting the lower population density generally found in the Company's service areas which are rural in nature. The Company's largest exchange in terms of access lines is in Kalispell, Montana, which had 23,390 access lines at December 31, 1994. Of the Company's 252 exchanges at December 31, 1994, 143 serve less than 1,000 access lines. Service areas are located primarily in the states of Alaska, Colorado, Montana, Oregon, Washington and Wisconsin. States also served, but to a lesser extent, include Idaho, Iowa, Minnesota, Nevada and Wyoming. (See "Regulation - General.") The Company provides centralized administrative services to field operations from its corporate offices in Vancouver, Washington.

     During the five years ended December 31, 1994, the number of access lines served by the Company increased from 252,700 to 418,000. As a result of the acquisitions of several LECs located in the Midwest, the Company added approximately 69,000 access lines in 1990, 3,200 in 1992 and 1,100 in 1993. Approximately 50,000 access lines in Colorado were added in February 1995 upon completion of the purchase of rural telephone exchange assets from USWC. (See
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Acquisitions" for more information concerning the Colorado acquisition.) The LECs have also experienced strong internal access line growth in certain service areas, as evidenced by a 4.8 percent increase in access lines served during 1994. The Company anticipates that access line growth in the future will come from acquisitions and population growth in current service areas.
     Excluding the Colorado properties recently acquired from USWC, the Company has completed the conversion of all multi-party lines to single-party lines. Approximately 60 percent of the multi-party lines in these newly acquired Colorado exchanges were converted to single-party service by the end of 1994, and the Company expects that these exchanges will be fully converted to single-party service by December 31, 1995.
     The LECs have contracts with interexchange carriers under which the Company provides billing and collection services. The Company has an agreement to provide these services for AT&T and an agreement with Independent NECA Services (INS), a clearinghouse service bureau, to provide these services for other carriers for varying periods of time, some with automatic renewals and some terminating in 1995 and 1996. In Alaska, the Company's LECs have similar agreements with Alascom.
     Effective March 6, 1995, AT&T started billing and collection for most of its toll messages in the western areas served by the Company, and will do so in the midwest areas served by the Company beginning in April 1995. This change is expected to reduce the Company's billing and collection revenues by approximately $1 million in 1995 compared to 1994. It is anticipated that this reduction will be partially offset by the effects of increased message volumes billed due to acquisitions and billing for additional carriers through the agreement with INS.
     In addition to its basic telephone service, the Company offers enhanced services, such as caller name and number identification, automatic call back, auto recall and call trace, to certain of its service areas under the Custom Local Area Signaling Service (CLASS). CLASS services were offered to certain of the Company's customers in Washington, Montana and Wisconsin in 1994. The Company is evaluating the offering of CLASS services in 1995 to certain Alaska, Colorado and Oregon markets and additional markets in Washington and Wisconsin. The Company's existing switching equipment provides these services with minimal software and hardware enhancements. Some of the Company's switching equipment has other enhanced service capabilities, such as voice messaging, that are being offered to its customers where available. The Company also offers certain customers custom calling features like call forwarding, call waiting and speed dial. The LECs also sell and lease, on a nonregulated basis, customer premise (i.e., telephone) equipment for use by residential and business customers. As part of this program, residential and business customers are offered maintenance services on a monthly fee basis. In 1994, revenues from these services totalled $1.4 million.
     The Company continues to seek expansion of its local exchange operations through acquisition. In February 1995, the Company acquired certain rural telephone exchange assets in Colorado from USWC. The assets represent 45 exchanges that serve approximately 50,000 access lines. The Company paid approximately $200 million for these assets at closing. The Company funded the Colorado acquisition through short-term bank borrowings and anticipates repaying these borrowings with proceeds from the sale of Alascom. In an attempt to satisfy certain regulatory concerns in Colorado, the Company also entered into a construction contract with USWC in July 1993 that required the Company to construct and upgrade plant related to the acquired assets. Under the contract, the Company acted as general contractor on behalf of USWC. The construction and upgrade program accelerated single-party service and digital switching required by the CPUC. During 1993 and 1994, the Company spent an aggregate of $30.1 million under this contract. The Company has added the amounts expended under the contract to its construction work in progress or plant in service accounts for these exchanges.
     The Company has received an order from the FCC granting the waivers to reclassify the exchanges from USWC's regulatory study area in Colorado to the Company's regulatory study area in Colorado and to permit rate of return regulation on the exchanges served by the acquired assets. Included in the study area waivers was permission for these exchanges to be eligible to receive support from the USF, as the cost to provide service in these exchanges exceeds the national average. The FCC waivers will allow the

Company to replace the incentive regulation adopted for these exchanges by USWC with cost based rate of return regulation, which is consistent with the Company's other LEC operations. (See "Regulation - Local Exchange Companies" for additional information concerning new USF limitations.)
     In May 1994, the Company signed definitive purchase agreements to acquire certain rural telephone exchange assets in Oregon and Washington from USWC. The assets to be acquired by the Company represent 49 exchanges that serve approximately 35,000 access lines. Many of these exchanges are contiguous to or located near other rural exchanges that the Company owns and operates in these states. The combined price for these assets of approximately $180 million in cash is subject to certain adjustments, including adjustments for actual book value of the assets at closing. The Company will not assume any financial liabilities from USWC in the transactions. Applications seeking Washington Utilities and Transportation Commission and Oregon Public Utilities Commission approvals and FCC study area and price cap waivers were filed in the second quarter of 1994. The FCC order approving the Colorado transaction grandfathered the FCC waiver requests for the Oregon and Washington assets, permitting them to be evaluated without application of a newly imposed restriction limiting the redistribution of USF funding. (See "Regulation - Local Exchange Companies" for additional information about changes in the USF.) Completion of the transactions with USWC is also dependent on other regulatory and governmental approvals, receipt of which is expected to occur prior to the end of 1995. The Company expects to fund the acquisition of these assets through proceeds from the sale of Alascom to AT&T, the issuance of external debt and the use of internally generated funds.

                                 LONG LINES

     Through Alascom, the Company provides intrastate and interstate MTS, WATS, private line, leased channel and other communications services within Alaska and between Alaska and the rest of the world. Alascom's facilities interconnect with 22 LECs and the military bases within Alaska and with the interstate and international long distance network. Virtually all services are provided in accordance with tariffs filed with the appropriate regulatory agencies. (See "Regulation - Long Lines - Interstate Revenues" for information concerning Alascom's settlements arrangement with AT&T for interstate services.)
     Alascom uses both satellite and terrestrial facilities in providing service. All interstate MTS and certain interstate private line services are provided via the Alaska Spur. (See "Telecommunications Operations - Pacific Telecom Cable.") Satellite facilities provide intrastate MTS, WATS and private line services, link remote areas of Alaska to the long distance network (both interstate and intrastate) and serve as alternate routing for vital customer services.
     Alascom operates 18 satellite transponders on a communication satellite that replaced Alascom's original satellite in 1991. Alascom purchased two transponders, one in 1994 and one in 1993, and leases 16 transponders under an operating lease that expires in mid-1998. At the end of the lease, the Company has the option of either repurchasing the satellite or guaranteeing a minimum sales price to a non-affiliated party. Telemetry, tracking, control and in-orbit protection services are provided under contract by GE American Communications, Inc. for the projected remaining service life of the satellite estimated at 8 years.
     Alascom owns 173 satellite transmit and receive earth stations (including 12 transportable earth stations), a 50 percent interest in 46 earth stations used generally for service throughout Alaska and 7 additional earth stations located in the lower 48 states, Panama, Russia and Saudi Arabia. Alascom routinely upgrades earth stations with digital technology to provide enhanced communication services. Approximately 70 percent of the earth station circuits are digital. Alascom has digital switching equipment located at its toll centers in Anchorage, Fairbanks and Juneau. It also owns and operates major terrestrial microwave systems (primarily digital) that provide communications between Anchorage and Fairbanks and Anchorage and the cities on the Kenai Peninsula. The microwave system also interconnects Anchorage with leased Canadian facilities at the Canadian border and with Haines, Juneau and Ketchikan in the rugged terrain of southeastern Alaska. Alascom owns and operates the communications system along the Trans-Alaska Pipeline that is used to monitor and control the flow of oil through the pipeline.
     Alaska's geographic location makes the state strategically important for the military. Alascom has numerous private line facilities serving the government, including several transportable earth stations used to support military communication needs. Alascom continues to operate one transportable earth station in Saudi Arabia, which provides telecommunication services under an agreement with the U.S. Department of Defense. Alascom is participating in a joint venture providing international MTS and private line service to several locations in the eastern part of Russia.

                         ALASKA MARKET RESTRUCTURING

     In October 1994, the Company signed an agreement to sell the stock of Alascom to AT&T in a transaction providing $365 million in proceeds. Under the terms of the agreement, AT&T will pay $290 million in cash for the Alascom stock and for settlement of all past cost study issues. AT&T has also agreed to allow PTI to retain a $75 million transition payment made by AT&T to Alascom in July 1994 pursuant to an FCC order. AT&T made a down payment of $30 million to the Company upon signing the stock purchase agreement, which would be applied to the final $75 million transition payment required in the FCC order if the sale failed to close. The remaining $260 million is to be paid when the transaction closes. Closing of the sale of Alascom is subject to certain conditions, including receipt of state and federal regulatory approvals that are expected to be received during the first half of 1995. The Company has agreed to provide accounting, data processing and human resource service support for up to 15 months following the sale to allow for a smooth transition in exchange for certain equipment that the Company intends to incorporate in its LEC operations. The Company anticipates recognizing a material gain from the sale of Alascom. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Forecast" for information about this gain.
     The JSA and the entire telecommunications market in Alaska have been under review by a Joint Board of the FCC and state regulators over the past ten years. In May 1994, the FCC, based on recommendations of the Joint Board, ordered a restructuring of the Alaska telecommunications market. Among other matters, the FCC order would have required termination of the JSA between Alascom and AT&T, effective January 1, 1996; the payment by AT&T to Alascom of $150 million for transition payments in two equal installments of $75 million each; AT&T to continue utilizing Alascom's facilities for the origination and termination of interstate traffic on a declining scale for a period of two and one-half years following termination of the JSA; and the creation by Alascom of an interstate tariff for carrier services based upon an allocation of costs between rural and nonrural locations. Although the FCC order remains in effect, the agreement to sell Alascom to AT&T was reached as a solution to issues that remained unresolved by the order. Alascom filed a petition for review of the FCC order with the United States Court of Appeals for the District of Columbia in June 1994. This petition has been stayed pending completion of the proposed transaction with AT&T.

                             CELLULAR OPERATIONS

     The Company's wholly-owned subsidiary, PT Cellular, is a holding company with subsidiaries in Alaska, Michigan, Minnesota, Oregon, South Dakota, Washington and Wisconsin. The Company has ownership interests with respect to 29 MSAs and RSAs and manages 10 of these interests in Alaska, Michigan and Wisconsin. The Company also manages five other RSAs in Minnesota. Revenues from cellular operations represented approximately three percent of total Company revenues in 1994.
     Cellular mobile telephone service is being provided or developed in areas designated as RSAs or MSAs within boundaries defined by the FCC. Cellular systems provide local and long distance telephone services through mobile radio telephones (cellular phones) that are either hand-held or mounted in vehicles. These cellular phones transmit and receive radio signals to and from transmitter, receiver and signaling equipment (cell sites). Cell sites in an RSA or MSA are located in a manner that will allow for the most complete coverage of an area. Each cell site is connected to a switching facility that controls the cellular system of the specific RSA or MSA and connects the cellular customer to the conventional wireline local and long distance telephone networks or to other cellular phone users in the area.
     The Company believes that the creation of a large regional automatic call delivery area is important to the continued success of its cellular operations. During 1994, the Company's cellular properties in Wisconsin and Michigan were networked with the major MSA markets in Wisconsin and with all of the markets in rural Minnesota. This provided the Company's Wisconsin and Michigan customers with one of the largest regional automatic call delivery areas available in the U.S. The Company plans to continue its efforts to expand its presence in the Midwest and to network with additional major MSA markets in Minnesota, Michigan and Illinois in early 1995. The provision of automatic call delivery services within the region simplifies the process by which customers receive cellular calls in the areas that they travel most often, thus increasing the convenience and value of their cellular service.

     The Company continues to test and evaluate digital cellular technology and is preparing to provide digital cellular service when market forces warrant its deployment. The Company does not anticipate that in the near future it will be required to deploy digital cellular technology solely to increase the capacity of its cellular systems.
     The following table sets forth the Company's POP ownership by state as of December 31, 1994.
                                                            Non-
State                              Controlled(1)      Controlled          Total
-------------------------------------------------------------------------------
Alaska                                   201,000              --        201,000
Michigan                                 315,000              --        315,000
Minnesota                                     --           23,567        23,567
Oregon                                        --          107,035       107,035
South Dakota                                  --           16,147        16,147
Washington                                    --           41,152        41,152
Wisconsin                                688,646          627,407     1,316,053
-------------------------------------------------------------------------------
Total                                  1,204,646          815,308     2,019,954
===============================================================================
(1) Represents interests with respect to RSAs and MSAs where the Company has an ownership position and manages the operations.

     The Company plans to increase its ownership interests in certain cellular properties in order to achieve ownership control and to consolidate the Company's cellular service areas into larger contiguous units for operating efficiencies. This plan may be accomplished through the exchange of existing cellular interests and/or future acquisitions. On January 18, 1995, the Company signed a letter of intent to sell 20 percent of its interest in the Alaska RSA #1 market (Fairbanks) for cash and notes receivable. The letter of intent also provides options for the buyer to increase its ownership of the market to a maximum level of 49 percent over a two-year period. Consummation of the transaction is subject to negotiation of definitive agreements and certain corporate approvals. This sale is not anticipated to have a significant impact on the financial results of the Company. The Company has budgeted $20.6 million for the development of cellular operations over the next three years.
     Customers served by the cellular operations controlled by the Company increased 61 percent in 1994, 65 percent in 1993 and 70 percent in 1992.

                           PACIFIC TELECOM CABLE

     PTC, which is owned 80 percent by PTI and 20 percent by Cable & Wireless plc (C&W), a United Kingdom corporation, is involved in the operation, maintenance and sale of capacity of a submarine fiber optic cable between the U.S. and Japan, known as the North Pacific Cable. The eastern end of the cable is operated by PTC. The western end is operated by International Digital Communications, Inc. (IDC), a Japanese corporation. Major IDC shareholders include C. Itoh & Co., Ltd, Toyota Motor Corporation, Pacific Telesis International and C&W.
     The North Pacific Cable was the first submarine fiber optic cable to provide direct service between the U.S. and Japan. In addition, through the Alaska Spur, it provides the first digital fiber optic link between Alaska and the lower 48 states. Service between the U.S. and Japan is carried on three, 420 Mbit/s digital fiber optic pairs, providing a total capacity of 1,260 Mbit/s. Service between Alaska and the lower 48 states is carried on one, 420 Mbit/s digital fiber optic pair. On the eastern end, the cable lands at Pacific City, Oregon and Seward, Alaska. From the landing stations, traffic is transmitted to carrier access centers near Portland, Oregon and Anchorage, Alaska for interconnection with digital communications facilities serving the lower 48 states and Alaska and with facilities transmitting traffic to foreign countries. On the western end, the cable lands at Miura, Japan, and traffic is transmitted to IDC's carrier access centers in Tokyo, Yokohama and Osaka for interconnection with Japanese domestic service providers. For service to points beyond Japan, IDC has constructed a 75-mile submarine cable from Miura to Chikura where it interconnects with other international cables. IDC also participates in the Asia Pacific Cable system that links Miura with Hong Kong, Singapore, Taiwan and Malaysia.
     Construction and laying of the North Pacific Cable were completed in December 1990, the system was made available for commercial traffic in May 1991 and final system acceptance occurred in November

1991. Forty-three private and government-owned telecommunications firms representing 26 countries have purchased approximately 53 percent of the cable's 17,010 circuit capacity. PTC recognized revenues of $4.6 million in 1994, $4.9 million in 1993 and $10.8 million in 1992 related to cable and backhaul capacity sales.
     PTC continues to market the remaining unsold capacity. Marketing efforts have included the completion of tests demonstrating the feasibility of transmitting international high-quality television signals via fiber optics using the North Pacific Cable. Based on the Company's estimates of growth in trans-Pacific demand for communications capacity, interconnectivity between existing and planned cable systems and the North Pacific Cable, the availability of other sources of capacity over the next five years and the possible development of alternative business uses of the cable, the Company believes that the inventory value of the cable system at December 31, 1994 can be recovered.
     The original three-year warranty on the North Pacific Cable system's submersible plant and terminal equipment ended on November 11, 1994. This warranty covered the repeaters, electronics, cable and branching unit. Testing to verify the status of the system was completed prior to warranty expiration. Results of the completed tests indicated that the North Pacific Cable system was operating at or above contracted levels before an outage in February 1995. This outage is under investigation. Extended warranties for certain components of the North Pacific Cable system will continue in effect until November 2001. These extended warranties apply to the majority of the cable supplied by the manufacturers.
     PTC, IDC and C&W (Founders) are responsible for procuring maintenance for the North Pacific Cable and have renewed the existing maintenance arrangements with Cable & Wireless (Marine) Limited for an additional five-year period beginning in April 1994. Thereafter, the contract has annual renewal options for up to five years. The Founders continue to seek arrangements for a maintenance vessel to be available for service on the western end of the cable. The majority of maintenance service costs are passed on to owners of capacity on the cable.
     PT Transmission provides restoration services for the eastern end of the North Pacific Cable under the terms of its tariff. In the event of a cable failure, restoration services are provided via a PT Transmission satellite earth station located at Moores Valley, Oregon.

             OTHER COMMUNICATIONS SUBSIDIARIES AND PARTNERSHIPS

     On April 29, 1994, the Company completed the sale of two wholly-owned noncore subsidiaries, PTI Harbor Bay, Inc. and Upsouth Corporation, to IntelCom Group, Inc. (IntelCom) (AMEX:ITR) for 1,183,147 shares of IntelCom common stock and $.2 million in cash. On October 17, 1994, the Company sold its IntelCom stock in an underwritten public offering. Cash proceeds of $15.9 million and a gain of $1.0 million, net of tax and selling expenses, were recognized in 1994. PTI Harbor Bay, Inc. provides transmission services principally in the greater San Francisco Bay Area. Upsouth Corporation owns an earth station complex near Atlanta, Georgia and another near Carteret, New Jersey. The net assets of PTI Harbor Bay, Inc. and Upsouth Corporation prior to the sale were classified in "Other current assets."
     In 1989, the Company acquired three AM/FM combination radio stations in Oregon, Nevada and Idaho in an effort to protect an investment made when the Company was investing in non-telecommunications businesses. In 1992, the AM radio station in Idaho was contributed to an institution of higher education and the Company recognized a tax benefit. The Company sold the FM station in Idaho in July 1994 and recognized a pre-tax loss of $.3 million. On February 28, 1995, the Company completed the sale of the Oregon stations and recognized no gain or loss on the transaction. The Company also has agreements to sell the remaining stations in Nevada and is waiting for regulatory approval of the sales, which are expected to close in the first half of 1995. Due to their pending sale, the net assets of the radio stations were classified as "Other current assets" at December 31, 1994. The Company expects to recover its investment in these entities as the result of these transactions.

                                 REGULATION
                                 __________
                                   GENERAL

     The Company's LECs and Alascom operate in an industry that is subject to extensive regulation by the FCC and state regulatory agencies. Virtually all services, both local and long distance, are provided in accordance with tariffs filed with the appropriate regulatory agencies. The telecommunications industry continues to undergo change as a result of a series of regulatory and judicial proceedings regarding the deregulation of certain aspects of the industry. The FCC, Congress and some state regulatory agencies are pursuing alternative forms of regulation that depart from traditional rate of return regulation for telecommunications companies such as the Company. These alternatives include the possible opening of local exchange franchises to competition. The effects of any such alternative forms of regulation on the Company's LECs is uncertain.
     The Company's LECs are governed by tariffs filed with the FCC for interstate access services provided to interexchange carriers. Interstate and certain international services provided by Alascom are governed by tariffs filed with the FCC. The FCC also licenses other aspects of the Company's telecommunications operations, including the construction and operation of its microwave, cable and radio facilities and its satellite and earth stations.
     As part of its regulation, the FCC prescribes a Uniform System of Accounts
(USOA) that dictates the account structure and accounting policies used by both the LECs and Alascom. The FCC also establishes the principles and procedures (separations procedures) that allocate telephone investment, operating expenses and taxes between interstate and intrastate jurisdictions for the Company's LEC operations and Alascom. Generally, the state regulatory agencies have adopted the USOA and the principles and procedures prescribed by the FCC.
     To discourage carriers from subsidizing the cost of nonregulated business activities and to protect customers from unjust and unreasonable rates, the FCC and certain state regulatory commissions have adopted accounting and cost allocation rules for segregating the costs of regulated services and nonregulated services. The rules are based on fully distributed costing principles. In addition to segregating costs, the accounting policies prescribe guidelines for recording transactions between affiliates, require monitoring of jurisdictional earnings of various services and set forth a process for auditing the allocation procedures.
     The Company's cellular interests are regulated by the FCC with respect to the construction, operation and technical standards of cellular systems and the licensing and designation of geographic boundaries of service areas. Certain states also require operators of cellular systems to satisfy a state certification process to serve as cellular operators.

                          LOCAL EXCHANGE COMPANIES

     The facilities of the Company's LECs are used principally to provide local telephone service and customer access to the long distance network. The costs of providing services are allocated between the interstate and intrastate jurisdictions.
     Interstate service costs (both traffic sensitive and nontraffic sensitive) are recovered through an access charge plan under which LEC or NECA tariffs filed with the FCC allow for charges to interexchange carriers for access to customers. The traffic sensitive costs are recovered either directly through access charges or through cost based settlements with NECA. The nontraffic sensitive portion (subscriber loop) of these interstate-related costs is recovered through a settlement process with NECA. The subscriber loop represents investment in plant from the central office to the customer's premise. The nontraffic sensitive revenue pool administered by NECA is funded by a subscriber line charge to individual customers, interexchange carrier access charges and long-term support payments by nonpooling LECs. Since January 1, 1991, the interstate rate of return authorized by the FCC for LECs' interstate access services has been 11.25 percent. The USF administered by NECA compensates companies whose nontraffic sensitive loop costs per subscriber are greater than an established threshold over the national average. Due to the suburban and rural nature of its operations, most of the Company's LECs receive this compensation, as the cost of providing local service in rural areas generally exceeds the national average.
     Based on a concern over recent growth in the size of the USF, a Federal-State Joint Board proposed interim USF rules that were adopted by the FCC in 1993. These interim rules place an indexed cap on USF growth to allow the USF to grow at a rate no greater than the rate of growth in the nation's total work-ing local loops. The interim rules are intended to allow moderate growth in the total level of the USF while the FCC and the Federal-State Joint
Board undertake a re-evaluation of the USF assistance mechanism. The Federal-State Joint Board proposed that the interim rules remain in effect for 1994 and 1995. As most of the Company's LEC operations receive USF compensation, significant changes to the USF assistance mechanism could affect the Company's future results. The Company believes that placing the indexed cap on USF growth may have a negative impact on the Company's revenues, but the impact is not expected to be material. In addition, a reduction in USF revenues will shift revenue requirement to the intrastate jurisdiction where the Company may request a revenue increase at the state level to offset some or all of the lost assistance where USF proceeds are used to maintain lower rates.
     In 1994, Congress considered legislation (S. 1822) that would rewrite the 1934 Communications Act. Efforts to pass comprehensive telecommunications legislation are expected to continue in 1995. Based upon statements of Congressional leaders, it is expected that the 1995 effort, much like the 1994 effort, will address universal service concepts and the support mechanisms necessary to sustain them.
     On January 5, 1995, the FCC issued its order granting the Company a study area waiver and price cap waiver associated with the Company's purchase of USWC assets in Colorado. The order clears the way for the purchased assets to fully participate in the USF and allows them to be operated on a rate of return as opposed to price cap basis. The order also implemented new standards on transactions having an impact on the USF. Any future transaction that would cause a shift of USF payments exceeding one percent of the total fund will be held to a higher standard of review by the FCC. However, the Company's pending waiver requests associated with the Company's purchase of USWC Washington and Oregon assets were grandfathered and will be evaluated without application of the one percent cap.
     As an alternative for rate of return regulation, the FCC adopted optional incentive regulation for LECs beginning in 1991. Due to specific constraints, including the requirement that all LECs under common ownership must adopt incentive regulation when it is adopted by any LEC in the group, it is unlikely that the Company will adopt this form of regulation for interstate purposes in the near future. NECA has recently filed its own recommendation for an incentive regulation plan with the FCC. The Company will monitor the progress of NECA's efforts and evaluate its options if an alternative regulation plan is implemented.
     In early 1995, the Company's largest Wisconsin LEC filed proposed local exchange and intrastate access rate changes with the Wisconsin Public Service Commission, which would become effective June 1, 1995. The proposed rate design would be revenue neutral with lower revenues from interexchange access and services offset by increased local exchange revenues of approximately $.6 million. Extended Area Service (EAS), which extends local calling areas, would not be part of the basic rates and would be measured on a minute of use basis or a flat rate optional service. Management does not believe that these changes will significantly impact the Company's financial results.
     In Washington, a process was started in 1990 to restructure rates to allow the conversion of all multi-party to single-party lines, to eliminate touchtone charges and to offer certain customers EAS. In August 1993, the Company proposed additional revisions to rates for further extension of EAS to substantially all of its Washington customers. By the end of 1994, all lines in Washington were single-party, with approximately 98 percent having EAS capabilities.
     In December 1994, the Company received an order from the APUC to implement revised depreciation rates retroactive to January 1, 1994. This adjustment decreased the depreciation rate, which resulted in an annual increase in operating income of $3.6 million. The income was recognized in the last quarter of 1994. There are no other LEC depreciation rate adjustments currently pending with any of the Company's regulatory commissions.

                                 LONG LINES

                      Long Lines - Interstate Revenues

     Through September 1994, Alascom's interstate MTS and WATS revenues were derived through the JSA with AT&T. Based on a May 1994 FCC order, the JSA is scheduled to be terminated on January 1, 1996. Since that order was received, the Company has agreed to sell the stock of Alascom to AT&T. Long lines interstate revenues from October 1994 until the sale closes are recognized based on the interim cash settlement amounts outlined in the stock sale agreement. These monthly payments are fixed at historically projected settlement amounts. Prior to signing the agreement in October 1994, long lines recognized revenue under the JSA based on the current computation of the revenue requirements. (See "Telecommunications Operations - Alaska Market Restructuring.")

                        Long Lines - Access Charges

     Alascom purchases access to the local network under an access tariff and billing and collection services under a separate contract. These charges for interstate access services are determined using access charge procedures used by LECs in the contiguous 48 states. (See "Regulation - Local Exchange Companies.") Interstate access charges and billing and collection charges are included under the JSA with AT&T.
     Alascom makes payments for intrastate access charges through a state access tariff. The access charge system was implemented in 1991 to accommodate intrastate competitive entry. (See "Competition - Long Lines - Intrastate.") The Alaska Exchange Carriers Association coordinates the filing of access tariffs and the pooling of costs. The adoption of intrastate access charges has had no material adverse effect on the Company's results of operations. Alascom purchases intrastate billing and collection services under a separate contract.

                          Long Lines - Alaska Spur

     Alascom purchased and operates the Alaska Spur under a temporary authorization from the FCC which expires on August 8, 1995. In December 1992, Alascom sold 11 percent of the Alaska Spur's capacity to GCI.

                                 COMPETITION
                                 ___________
                          Local Exchange Companies

     The Company's LECs have experienced little competition in providing basic services, primarily due to the suburban and rural nature of their service territories. Competition from the development of alternative networks by other carriers and of private networks (bypass) by government agencies and large corporate customers has resulted in minor diversions of traffic from the Company's LECs. To date, the Company has also experienced little competition from cable TV providers and wireless technologies. Competition from these sources may increase if regulators open basic telephone service to cable TV operators and as wireless technologies advance. However, investment by others in facilities will be required to provide competitive service, and the Company believes that these investments will be made only if appropriate economic opportunities and demand for such services exist. The Company also believes it is well positioned to meet this type of competition and that price and service are the significant competitive factors in dealing with alternative networks, bypass and other forms of competition.
     With respect to access service, the Company's LECs may face competition from several sources in the future. Alternative or competitive access providers
(CAPs) have, in various parts of the country, constructed facilities which bypass those of the local exchange carrier to provide access between customers and interexchange carriers. The location and extent of such activity is determined by a number of factors, including applicable state and federal regulatory policies, and economic and market conditions in the area. This activity is most prominent in the business districts of large urban areas. A number of interexchange carriers have also announced or implemented programs to construct facilities which bypass those of local exchange companies. This competitive activity pressures LECs to lower access rates. There are also political pressures supporting lower access rates.
     The Company believes that the activities of CAPs and the major interexchange carriers, at present, do not pose a direct, material threat to the Company's revenues due to the rural nature of its operations. The ratio of residential to business access lines for the Regional Bell Operating Companies averages two to one, while the Company's LECs average three to one. The Company anticipates that competition in services and facilities will evolve over time in its LEC service areas. The Company is reviewing the potential effect such competitive activity may have on its operations and seeking to find ways to benefit from changes which may occur as competition increases.

                           Long Lines - Interstate

     In 1982, the FCC authorized a variety of carriers to provide interstate services in Alaska in competition with Alascom. GCI, a carrier providing private line, MTS and WATS equivalent services to and from Alaska, attracted a significant number of customers as LECs converted to equal access in Anchorage, Fairbanks, Juneau and other areas. Although rates were a significant competitive issue during the introduction of equal access, the rate advantage enjoyed by GCI prior to rate integration was reduced with the integration of toll rates in January 1987 and subsequent nationwide annual rate reductions through 1990. As a result of these rate reductions and other factors, Alascom has experienced growth in interstate billed minutes of 2.7 percent in 1994, 6.2 percent in 1993 and 11.9 percent in 1992. The Company believes that with minimal rate differences, service is currently the predominant competitive factor in the Alaska interstate market.
     In January 1990, GCI filed a petition for rulemaking with the FCC seeking to abolish the present prohibition against construction of duplicate earth station facilities in rural Alaska. GCI stated that it desired to extend its services to rural Alaska over a five-year period. Alascom opposed GCI's petition, as being contrary to the public interest. The FCC has taken no action with regard to the GCI petition.

                          Long Lines - Intrastate

     In 1990, the Alaska legislature enacted legislation that authorized intrastate competition, and the APUC established specific regulations for competition that allowed facilities-based competition in some areas, but prohibited construction of duplicative facilities in most remote locations. The APUC also designed a competitive framework under which high costs of providing service in rural locations are shared by Alascom and its competitors through the LEC access charge pooling mechanism.
     Intrastate competition in Alaska commenced in May 1991. Competition has been introduced in approximately 90 percent of the Company's intrastate market. The Company's intrastate long distance service revenues, net of related access charges, accounted for approximately five percent of the Company's total revenues in 1994 and in 1993 and six percent in 1992. The Company has mounted a marketing campaign in response to this competition and believes that price and service are the significant competitive factors in this market. Intrastate minute volumes increased 5.0 percent in 1994 and 1.7 percent in 1993 but decreased 7.3 percent in 1992.

                            Cellular Operations

     Under FCC guidelines, two licenses to provide cellular service were granted in each MSA and RSA. The Company believes that price and service are significant competitive factors in the cellular market. A competitive threat to cellular operations from other wireless communications technologies also exists. This threat may increase as these technologies are developed in the future.
     In June 1994, the FCC modified the rules issued in September 1993 governing broadband Personal Communications Services (PCS). The FCC defined the PCS license areas based on 51 major and 493 basic trading areas (MTA and BTA, respectively). Under the PCS rules as modified, the FCC created six licensed frequency blocks representing 120 MHz of spectrum and identified 20 MHz of spectrum for unlicensed PCS. The licensed spectrum was divided into two 30 MHz MTA blocks, one 30 MHz BTA block and three 10 MHz BTA blocks. The FCC began the broadband PCS auction process in December 1994 by auctioning the MTA licenses. The auctions for the BTA licenses are expected to be initiated by the second quarter of 1995. The Company's cellular operations are eligible to participate in the PCS auctions subject to certain limitations established by the FCC. The PCS license term is set at 10 years with 30 MHz licensees required to cover one-third of the POPs within five years and two-thirds of the POPs within ten years; 10 MHz licensees are required to cover one-quarter of the POPs within five years. Although the Company is not planning on bidding for PCS licences, it continues to monitor PCS developments and evaluate its opportunities in the PCS market.

                             Cable Operations

     The North Pacific Cable is currently the only operating cable between the U.S. and the western Pacific that has available capacity for sale. AT&T placed a cable into service between the U.S. and Japan in late 1992. This cable competed directly with the North Pacific Cable for subscribers. AT&T has stated that all capacity on its cable has been subscribed. AT&T has announced plans for an additional cable system between the eastern and western Pacific for completion over the next three years. The North Pacific Cable also competes with available capacity on international communication satellites.

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

     At December 31, 1994, the Company had 2,762 employees, approximately 39 percent of whom were members of six different bargaining units. These units are represented by the International Brotherhood of Teamsters, the International Brotherhood of Electrical Workers, Communication Workers of America or the NTS Employee Committee. During 1994, negotiations were completed on three collective bargaining agreements governing 392 employees. Negotiations on three contracts covering 692 employees commenced in 1994 and continued into 1995. Relations with represented and non-represented employees continue to be generally good.
     As a result of the pending sale of Alascom, the Company's workforce would no longer include the 632 full-time employees of Alascom. PTI would retain all liabilities related to Alascom's retired employees in accordance with the Company's retirement plans while AT&T would make available its plans to existing Alascom employees at closing under terms of the stock purchase agreement.

                            CONSTRUCTION PROGRAM
                            ____________________

     The Company financed its 1994 construction program primarily through internally generated funds. Construction expenditures for 1994 and estimated expenditures for 1995 through 1997, including expenditures relating to assets acquired or to be acquired from USWC of $24.4 million, $34.9 million, $19.9 million and $15.8 million for 1994, 1995, 1996 and 1997, respectively, are as follows (in millions):
                                                              Plan
                                                  ---------------------------
                                         1994       1995       1996      1997
-----------------------------------------------------------------------------
LECs                                   $110.9     $108.7     $109.5     $99.0
Long Lines                               22.2        7.1         --        --
PT Cellular                               9.8        8.5        5.0       7.1
Other                                     5.3        3.2        2.6       2.6
-----------------------------------------------------------------------------
   Total                               $148.2     $127.5     $117.1    $108.7
=============================================================================

The estimates of construction costs set forth above are subject to continuing review and adjustment. The Company anticipates that it will be able to finance substantially all of its construction programs for 1995 from internally generated funds.

                            ACQUISITION PROGRAM
                            ___________________

     The Company continues to seek expansion of its local exchange operations and cellular interests through the acquisition of additional local exchange companies and assets and cellular properties that complement its existing properties and operations. The Company seeks to realize economies of scale through these acquisitions, particularly where the properties are near the Company's current operations or are of sufficient size to support moving into a new geographic area. (See "Telecommunications Operations - Local Exchange Companies" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Pro Forma Financial Information" and "Financial Forecast" for information regarding pending acquisitions of USWC assets in Oregon" and Washington.)

ITEM 2. PROPERTIES

     The telephone properties of the Company's LECs include central office equipment, microwave and radio equipment, poles, cables, rights of way, land and buildings, customer premise equipment, vehicles and other work equipment. Most of the Company's division headquarters buildings, telephone exchange buildings, business offices, warehouses and storage areas are owned by the Company's LECs and are pledged to secure long-term debt. In addition, certain of the LECs' microwave facilities, central office equipment and warehouses are located on leased land. Such leases are not considered material, and their termination would not substantially interfere with the operation of the Company's business. (See Item 1. "Business - Telecommunications Operations - Local Exchange Companies" for information regarding the states in which the Company has LEC operations.)
     The properties of Alascom include toll centers with toll switching facilities, microwave and radio equipment, satellite transmit and receive earth stations, submarine cables (including the Alaska Spur), land, warehouse and administrative buildings, as well as transportation and other work equipment. Although Alascom owns most of its buildings, much of its telecommunications equipment is located on leased property. In addition, Alascom leases certain microwave and satellite circuits to carry both interstate and intrastate communications. The Company leases 16 transponders on a satellite through an operating lease with a term of 69 months. The Company also purchased and placed in service two additional transponders on this satellite, one in 1993 and one in 1994. (See Item 1. "Business - Telecommunications Operations - Long Lines" for information concerning other properties of Alascom.)
     PT Cellular's subsidiaries are partners in partnerships that own or lease switching facilities, cell site towers, cell site radio equipment and other equipment required to furnish cellular service to the areas they serve. (See
Item 1. "Business - Telecommunications Operations Cellular Operations" for information regarding the states in which the Company has cellular operations.)
     The properties of PTC and PT Transmission include a satellite transmit and receive earth station, located at Moores Valley, Oregon, fiber optic cables, land, buildings, operating facilities and business offices, all of which are owned. In addition, PTC leases a duplicate cable for backup between Pacific City, Oregon and Portland, Oregon and business office space. PTC also holds in inventory its portion of the unsold capacity in the North Pacific Cable and backhaul facilities.
     The Company's executive, administrative, purchasing and certain engineering functions are headquartered in Vancouver, Washington. The Company has a 50 percent ownership interest in its headquarters building and, through a long-term lease, occupies approximately 73 percent of the 225,000 square-foot building. The Company owns its mainframe computer and leases most of the other equipment used in conjunction with providing data processing services.

Item 3. LEGAL PROCEEDINGS

     The Company is a party to various legal claims, actions and complaints, two of which are described below. Although the ultimate resolution of legal proceedings cannot be predicted with certainty, management believes that disposition of these matters will not have a material adverse effect on the Company's consolidated financial results.

     Loewen, et al. v. Galligan, et al. (Circuit Court for the State of Oregon,
     __________________________________________________________________________
County of Multnomah)
____________________

     In November 1991, former shareholders of American Network, Inc. (AmNet) filed a third amended complaint against PTI and others, suing individually and also derivatively on behalf of AmNet for damages allegedly arising out of the acquisition of AmNet by United States Transmission Systems, Inc. (USTS), a subsidiary of ITT Corporation, in 1988 and various alleged wrongs in connection with certain transactions that occurred in 1984 and 1986 between AmNet or its subsidiaries and PTI or between AmNet and other parties. At the time of the acquisition by USTS, PTI owned 36.4 percent of the common shares of AmNet. The third amended complaint revised the plaintiffs' 1984 and 1986 fraud claims and changed the plaintiffs under all claims. As a result, differing plaintiff groups were suing PTI and other defendants for state securities and common law fraud allegedly committed in 1984, 1986 and 1988 and four plaintiffs were suing PTI alone for breach of an alleged promise to provide financial support to AmNet in 1984. Plaintiffs sought to recover damages from PTI in the amount of plaintiffs' lost investments, plaintiffs' costs, disbursements and reasonable attorney fees, and punitive damages of $100 million. On August 19, 1992, the court granted defendants' motions for summary judgment against all claims in the third amended complaint. Judgment in favor of defendants was entered on November 23, 1992 and plaintiffs' appeal to the Oregon Court of Appeals affirmed the trial court's judgment in all respects. On October 19, 1994, plaintiffs filed a petition for review of the Court of Appeals' decision with the Oregon Supreme Court. On December 27, 1994, the Oregon Supreme Court denied the plaintiffs' petition for review. Plaintiffs have not filed for reconsideration or further review, and the case now appears concluded.

     Werboff v. Robinson, et al. (Superior Court of Washington for Clark
     ___________________________________________________________________
County)
_______

     The Company and certain other defendants, including the members of the Company's Board of Directors, were sued in the Superior Court of Washington for Clark County, regarding Holdings' offer to acquire the common shares representing the 13 percent minority interest of the Company. The plaintiff in the action alleged, among other things, that he was a shareholder of the Company, that the offer of $28 per share made by Holdings was inadequate and that the members of the Board of Directors of the Company breached their fiduciary duty to the public shareholders of the Company. The plaintiff sought certification of the case as a class action on behalf of all public shareholders of the Company and sought to enjoin the proposed transaction or, in the alternative, to be awarded rescissory damages in an unspecified amount if the transaction closed. On February 3, 1995, the action was dismissed as prematurely filed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No information is required to be reported pursuant to this item.

                                  PART II
_______________________________________________________________________________

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS

PRICE RANGE FOR QUARTERS ENDED
(Source: NASDAQ)

                                                  Sale Price
                                    ---------------------------------------
                                          1994                  1993
                                    -----------------     -----------------
                                     HIGH       LOW        High       Low
---------------------------------------------------------------------------
First Quarter                       $27       $22 1/2     $24 3/4   $22 1/2
Second Quarter                      $25 3/8   $20 3/4     $24       $21
Third Quarter                       $26 3/4   $21         $28 3/4   $23
Fourth Quarter                      $30 3/4   $22 3/4     $28 1/2   $24 1/2
_______________________________________________________________________________

     The Company's common stock is traded over-the-counter under NASDAQ symbol PTCM. As of December 31, 1994, there were 4,033 holders of record of the Company's common stock.

CASH DIVIDEND PAYMENT DATES

                                 PER                                       Per
                               SHARE                                     Share
------------------------------------------------------------------------------
MARCH 7, 1994                   $.33      March 1, 1993                   $.33
JUNE 6, 1994                    $.33      June 7, 1993                    $.33
SEPTEMBER 5, 1994               $.33      September 6, 1993               $.33
DECEMBER 5, 1994                $.33      December 6, 1993                $.33
------------------------------------------------------------------------------

     Dividends are normally declared in the quarter during which they are paid. See Note 12 of Notes to Consolidated Financial Statements included under Item 8 hereof for information concerning restrictions on the payment of dividends.

ITEM 6. SELECTED FINANCIAL DATA

YEAR ENDED DECEMBER 31,                   1994         1993         1992         1991       1990(1)
---------------------------------------------------------------------------------------------------
                                               (In thousands except per share amounts)
INCOME STATEMENT DATA:
Operating revenues                  $  704,962   $  702,111   $  698,175   $  719,991    $  677,883
Operating expenses                     540,321      560,463      558,701      559,567       522,904
---------------------------------------------------------------------------------------------------
Net operating income                   164,641      141,648      139,474      160,424       154,979
Interest expense                       (34,754)     (44,273)     (52,140)     (54,955)      (39,500)
Gain on sale of subsidiaries and
  investments (2)                        2,073        1,340       28,601       28,262        18,548
Other income (expense), net (3)         (9,795)     (15,811)     (16,161)     (13,302)        3,444
---------------------------------------------------------------------------------------------------
Income before income taxes             122,165       82,904       99,774      120,429       137,471
Income taxes                            40,766       23,846       32,526       30,893        42,061
---------------------------------------------------------------------------------------------------
Income from continuing
  operations                            81,399       59,058       67,248       89,536        95,410
Gain (loss) from discontinued
  operations (4)                            --       60,444      (45,741)      (8,431)       (5,186)
---------------------------------------------------------------------------------------------------
Net income                              81,399      119,502       21,507       81,105        90,224
Preferred dividends                         --           --           --           --             5
---------------------------------------------------------------------------------------------------
Net income applicable to
  common stock                      $   81,399   $  119,502   $   21,507   $   81,105    $  190,219
===================================================================================================
Average number of common
  shares outstanding                    39,612       39,584       39,526       39,477        38,768

DATA PER COMMON SHARE:
Income from continuing
  operations                        $     2.05   $     1.49   $     1.70   $     2.27    $     2.46
Gain (loss) from discontinued
  operations                                --         1.53        (1.16)        (.22)         (.13)
---------------------------------------------------------------------------------------------------
Net income                          $     2.05   $     3.02   $      .54   $     2.05    $     2.33
===================================================================================================
Dividends declared and paid         $     1.32   $     1.32   $    1.305   $    1.235    $     1.13

BALANCE SHEET DATA:
Total assets                        $1,442,951   $1,482,224   $1,607,289   $1,748,570    $1,787,622
Net assets of discontinued
  operations                                --           --       99,195      153,070      153,996
Long-term debt, net of
  current maturities                   376,997      426,669      571,585      528,391      480,940
Shareholders' equity                   667,773      638,711      569,846      598,524      563,906
==================================================================================================

(1) In August 1990, PTI acquired North-West Telecommunications, Inc. (North-West) for $272 million. Through North-West, PTI acquired four LECs with approximately 64,500 access lines and ownership interests in certain cellular properties. Interest expense increased in 1991 due to additional interest expense incurred as a result of amounts borrowed to acquire North-West.
(2) The gain on sale of subsidiaries and investments included, in 1994, a $2.3 million pre-tax gain on the sale of PTI Harbor Bay, Inc. and Upsouth Corporation. The gain in 1993 included the sale of a cellular property in Washington. The gains in 1992 included a $21.4 million gain on the sale of Catalina Marketing Corporation common stock and a $7.2 million gain from cellular property sales and exchanges. The gains in 1991 included a $22.2 million gain on the sale of TU International, Inc. and a $6.1 million gain on the sales of cellular interests. The gain in 1990 included the $18.5 million gain from the sale of Petroleum Communications, Inc. These transactions had an after-tax earnings per share effect of $.02 per share in 1994, $.02 per share in 1993, $.45 per share in 1992, $.54 per share in 1991 and $.36 per share in 1990.

(3) The increase in other expense in 1991 resulted from a $5.9 million increase in noncore business valuation adjustments and an $8.8 million decrease in interest income. The Company recognized interest income in 1990 related to the funds advanced to PacificCorp Holdings, Inc. for the North-West acquisition, the settlement of a dispute with an Alaska LEC and a favorable resolution of income tax audit issues.
(4) International Communications Holdings, Inc. (ICH) had been shown as a discontinued operation for financial statement reporting purposes through September 1993 when TRT Communications, Inc. (TRT), its major subsidiary, was sold. The remaining investment in ICH is now reported as a continuing operation. See Note 7 to Consolidated Financial Statements included under
     Item 8 hereof for information concerning the $60.4 million after-tax gain on the sale of ICH's major operating subsidiary recorded in 1993 and a $45.7 million after-tax loss recorded in 1992. Interest expense in 1994 decreased as proceeds from the sale of TRT were used to reduce outstanding debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In October 1994, PTI signed an agreement to sell the stock of Alascom to AT&T. The agreement was reached after the FCC ordered the restructuring of the Alaska telecommunications market in May 1994. Among other things, the FCC order required the termination of the JSA between AT&T and Alascom effective January 1, 1996 and the payment by AT&T to Alascom of a $150 million transition payment in two installments of $75 million each. Although the FCC order remains in effect, the agreement to sell Alascom to AT&T was reached as a solution to issues that remained unresolved by the order.
     In the transaction, the Company will receive $365 million in proceeds. Under the terms of the agreement, AT&T will pay $290 million in cash for the Alascom stock and for settlement of all past cost study issues. The Company will retain the $75 million transition payment made by AT&T to Alascom in July 1994. AT&T made a down payment of $30 million to the Company upon signing the stock purchase agreement, which would be applied to the final $75 million transition payment required in the FCC order if the transaction failed to close. The $30 million down payment received from AT&T is included in "Other long-term liabilities" at December 31, 1994, pending closing of the transaction. The Company anticipates recognizing a material gain from the sale of Alascom. (See "Financial Forecast" below for more information about this gain.)
     In November 1994, PacifiCorp Holdings, Inc. (Holdings), owner of approximately 87 percent of PTI's outstanding common stock, proposed a merger transaction in which it would have acquired the 13 percent minority interest of PTI for $28 per share in cash. Following a study of the proposal by a Special Committee of the PTI Board of Directors and upon the unanimous recommendation of the Special Committee and the full PTI Board of Directors, a definitive merger agreement was signed by Holdings and PTI on March 9, 1995. Under the merger agreement, the minority shareholders of PTI common stock would receive $30 in cash for each share held and PTI would become an indirect, wholly-owned subsidiary of PacifiCorp. The merger is conditioned upon, among other things, affirmative approval of the merger by holders of a majority of the approximately 5.3 million shares held by the unaffiliated public shareholders.
     The Company is expecting to add approximately 85,000 access lines in 1995 due to various acquisitions of rural exchange assets from USWC. The purchase of the Colorado assets for approximately $200 million in cash, serving approximately 50,000 access lines, closed in February 1995, while the purchase of the assets in Oregon and Washington for approximately $180 million in cash, serving about 35,000 access lines, is expected to close in the second half of 1995. Proceeds from the sale of Alascom, external debt issuances and internally generated funds are expected to be used to fund the acquisitions. (See "Pro Forma Financial Information" and "Financial Forecast" below for more information regarding these transactions.)

                            RESULTS OF OPERATIONS
                            _____________________

                                                                   %                         %
                                                            INCREASE                  Increase
(in millions except per share amounts)            1994    (DECREASE)        1993    (Decrease)        1992
----------------------------------------------------------------------------------------------------------
Income from continuing operations                $81.4          38 %      $ 59.1         (12)%      $ 67.2
Net gain (loss) from discontinued
  operations                                        --          *           60.4          *          (45.7)
----------------------------------------------------------------------------------------------------------
Net income                                       $81.4         (32)%      $119.5         456 %      $ 21.5
==========================================================================================================
Average shares outstanding                        39.6                      39.6                      39.5
Per share:
Income from continuing operations                $2.05          38 %      $ 1.49         (12)%      $ 1.70
Gain (loss) from discontinued operations            --          *           1.53          *          (1.16)
----------------------------------------------------------------------------------------------------------
Net income                                       $2.05         (32)%      $ 3.02         455 %      $  .54
==========================================================================================================
* Not a meaningful number

     In 1994, income from continuing operations increased $22.3 million from 1993 mainly due to long lines interstate settlement revenues, a depreciation rate decrease for Alaska local exchange operations, lower interest expense reflecting lower debt levels, and higher 1993 noncore investment valuation adjustments.
     In 1993, income from continuing operations decreased $8.2 million from 1992 mainly because 1992 included a $13.5 million after-tax gain on the sale of Catalina Marketing Corporation's common stock, which was partially offset by valuation adjustments of noncore investments. In addition, decreases in revenues resulting from rate base reductions for long lines operations and decreased private line services were offset by favorable revised revenue estimates for long lines and increased USF support and access line growth for the Company's local exchange business.

                              OPERATING REVENUES
                              __________________

     The Company operates predominately in the telecommunications industry, providing voice, data, video and other services through local exchange and long lines operations. There are substantial similarities in the operations of and revenues derived from these activities. The Company is involved with cellular operations which generate revenues from retail and foreign roamer activities, as well as from management of cellular properties for other owners. The Company is also involved in the operation and maintenance of the North Pacific Cable. Revenues from this project are recognized from the sale of capacity on the cable and backhaul system and from maintenance and restoration services provided for the cable. In 1994, 49 percent of consolidated operating revenues were contributed by long lines, 45 percent by local exchange companies, three percent by cellular operations and three percent by cable and backhaul capacity sales and related cable services. In 1993, 48 percent of consolidated operating revenues were contributed by long lines, 45 percent by local exchange companies, three percent by cable and backhaul capacity sales and related cable services and two percent by cellular operations. Certain revenues from the Company's rate of return regulated operations are based on estimates that are subject to subsequent adjustments as refined operational information becomes available.

     LOCAL NETWORK SERVICE revenues increased $15.2 million in 1994 and $7.7 million in 1993. Internal access line growth in the local exchange companies of
4.8 percent for both 1994 and 1993 increased revenues by $4.9 million and $6.0 million during 1994 and 1993, respectively. Revenues related to access line growth were higher in 1993 compared to 1994 due to the multi-party to single-party conversions during 1993. Enhanced and extended calling area services also increased 1994 and 1993 local network service revenues by $9.1 million and $1.1 million, respectively. Local network service revenue increases generated by extended area service resulted in decreases in network access service, long distance network service and other revenues for the local exchange companies.

     NETWORK ACCESS SERVICE revenues are charges to common carriers for access to the local exchange companies' networks. These revenues decreased $15.3 million in 1994 and increased $9.0 million in 1993. The effect of increased extended calling area services in local network service caused network access service revenues to decline by $5.7 million in 1994 and $.5 million in 1993. Revenue adjustments from revised estimates for prior years decreased $4.0 million in 1994 and increased $.3 million in 1993. Network access service revenues decreased $5.1 million in 1994 and $.8 million in 1993 because of decreases in the operating expenses used in setting interstate access rates. Reduced charges in 1994 are mainly attributable to lower depreciation and corporate support costs. Reduced charges in 1993 are mainly attributable to the effects of a 1992 early retirement program. Increased USF support, which recovers a portion of nontraffic sensitive costs that are above the national average, increased network access service revenues by $7.5 million in 1993. The acquisition of local exchange companies in 1993 and internal access line growth increased network access service revenues by $1.5 million in 1993.
     Based on a concern over recent growth in the size of the USF, a Federal-State Joint Board proposed interim USF rules that were adopted by the FCC in 1993. These interim rules placed an indexed cap on USF growth to allow the USF to grow at a rate no greater than the rate of growth in the nation's total working local loops. The interim rules are intended to allow moderate growth in the total level of the USF while the FCC and a Federal-State Joint Board undertake a re-evaluation of the USF assistance mechanism. The Federal-State Joint Board proposed that the interim rules remain in effect for 1994 and 1995. As most of the Company's local exchange operations receive USF compensation, significant changes to the USF assistance mechanism could affect the Company's results. Revenues derived from the USF assistance mechanism were $30.0 million in 1994, $30.5 million in 1993 and $25.3 million in 1992. With the purchase of USWC assets in Colorado and the pending purchase of assets in Oregon and Washington, revenues received under the USF could double in 1996 over 1994 levels. The Company believes that placing the indexed cap on USF growth may have a negative impact on the Company's revenues, but the impact is not expected to be material. In addition, a reduction in USF revenues will shift revenue requirement to the intrastate jurisdiction where the Company may request a revenue increase at the state level to offset some or all of the lost assistance where USF proceeds are used to maintain lower local service rates and access charges.

     LONG DISTANCE NETWORK SERVICE revenues increased $9.4 million in 1994. This increase was primarily due to the settlement of all open revenue studies relating to the JSA, which resulted in a long lines interstate revenue increase of $18.7 million. Long lines interstate revenues from October 1994 until the sale closes are recognized based on interim cash settlement amounts outlined in the stock sale agreement. Improvement in intrastate revenue relating to increased intrastate billed minutes added $3.2 million to long distance network service in 1994. Reducing long distance network service revenues were the $6.3 million decline in revenue recovery for interstate access expenses due to Anchorage Telephone Utility (ATU) exiting the NECA traffic sensitive pools, the $4.7 million revenue effects of other long lines reduced operating expenses and a $3.2 million decrease from a reduction in long lines rate base relating mainly to the $75 million transition payment received in July 1994. Excluding the effect of ATU exiting the NECA pool, interstate access revenue grew $2.0 million in 1994 from increased common carrier network usage. Long distance network service revenues decreased $12.9 million in 1993. This decrease reflected the $10.5 million revenue effect of reduced long lines rate base resulting mainly from the sale of satellite transponders in late 1992. Contributing to the revenue decline were the $4.7 million revenue effect of long lines recoverable expense reductions and a $2.6 million revenue decrease due to the effect of lower average revenue per minute for intrastate message toll services. Intrastate minute volumes for 1993 message toll service increased two percent over 1992 levels, contributing $1.3 million of increased revenues. The revenue decreases in 1993 were also offset in part by higher long lines revenue settlement adjustments of $5.6 million and a net foreign message toll service revenue settlement increase of $2.0 million. The Company estimates that its share of the intrastate market in Alaska was approximately 78 percent at December 31, 1994, as compared to approximately 79 percent at December 31, 1993.

     PRIVATE LINE SERVICE revenue declined by $5.6 million in 1994 and $6.6 million in 1993. As a result of the Company's decision to exit noncore subsidiary operations, private line revenues decreased by $7.3 million in 1994 and $2.9 million in 1993. Partially offsetting the 1994 decrease were increased revenues of $1.7 million relating to private line services provided by long lines operations. Revenues amounting to $3.9 million in 1992 for services provided on the Alaska Spur portion of the North Pacific Cable were not received in 1993 as a result of the sale of a portion of the cable in late 1992 to a company that previously leased those services.

     SALES OF CABLE CAPACITY revenues represent amounts recorded from activities relating to the North Pacific Cable (NPC) and its backhaul system. At December 31, 1994, approximately 53 percent of the cable's capacity had been sold with two percent sold in 1994, one percent sold in 1993 and four percent sold in 1992. The Company continues to market the remaining cable capacity. AT&T completed construction of a submarine fiber optic cable between the U.S. and Japan and placed it in service in late 1992. AT&T has stated that all the capacity on that cable has been subscribed. AT&T has announced plans for an additional cable system in the Pacific for completion over the next three years. The Company believes that competition with AT&T for capacity sales has slowed sales on the NPC. The Company also believes that cable capacity sales were negatively affected by adverse economic conditions in Japan and other Far East countries. In addition, as a result of six outages on the cable since turn-up in May 1991, three from external causes, two due to failed components with differing causes and one under investigation, an adverse market perception as to the reliability of the cable may exist. This perception may have contributed to the slowing in sales of capacity and may continue to have an adverse effect on future sales. The last outage on the cable system occurred in February 1995. The original three-year warranty on the NPC system's submersible plant and terminal equipment ended on November 11, 1994. This warranty covered the repeaters, electronics, cable and branching unit. Testing to verify the status of the system was completed prior to warranty expiration. Results of the completed tests indicated that the NPC system was operating at or above contracted levels before the outage in February 1995. Extended warranties for certain components of the NPC system will continue in effect until November 2001. These extended warranties apply to the majority of the cable supplied by the manufacturers. As a result of an agreement between PTC, Cable & Wireless plc and International Digital Communications, Inc. and the cable contractor, the contractor has agreed to provide industry support programs and enhanced repair arrangements if needed. During 1993, the Company reduced the cable inventory carrying value by $19.2 million. This reduction was offset by increases in cash and accounts receivable.
     The Company is investigating use of the North Pacific Cable to provide video transmission services. Successful tests of such services were completed in 1993. These services are geared toward television broadcasters and program distributors, and will allow secure digital transmission of news gathering and programming, while avoiding delays encountered with satellite transmissions. Pricing of these services is anticipated to be competitive with existing international satellite providers.
     Based on current estimates of the discounted net cash flow from remaining capacity sales, the Company believes that the inventory value of the cable system at December 31, 1994 can be recovered. These estimates are based on anticipated growth in trans-Pacific demand for communications capacity, interconnectivity between existing and planned cable systems and the NPC, the availability of other sources of capacity and the possible development of alternative business uses of the NPC.

     CELLULAR AND OTHER operating revenues decreased by $.5 million in 1994 and increased by $12.7 million in 1993. Growth in retail and foreign roamer revenues boosted cellular revenues by $9.6 million and $5.9 million in 1994 and 1993, respectively, as several cell sites were turned up in the second half of 1992, acquisitions were completed and customer penetration increased. Increased extended area local network services reduced local exchange operations billing and collection revenues by $2.0 million during 1994. In the third quarter of 1993, the long lines subsidiary recognized a one-time other revenue item of $3.2 million relating to service in Saudi Arabia. Long lines equipment resale revenue declined by $1.7 million in 1994 and grew by $3.1 million in 1993. The income effect of long lines resale activities were mainly offset by changes in plant support expense. Cable maintenance and restoration revenue decreased other revenue by $1.1 million in 1994 and increased other revenue by $3.2 million in 1993 due to additional circuit activations and submarine system sales and repairs in 1993. Declining noncore subsidiary activity resulted in a decrease in other revenue of $1.0 million in 1994 and $1.3 million in 1993. Other operating revenues decreased by $1.1 million in 1993 due to a reduction of operations in Saudi Arabia, where the Company was providing services under agreements with the U.S. Department of Defense and AT&T.
     The composite market penetration rate for cellular operations controlled by the Company is 2.5 percent and ranges from 1 percent in a developing rural RSA to 4.5 percent in an established MSA. The composite average monthly retail revenue per customer for the cellular operations controlled by the Company is $44 and by market ranges from $30 to $100; the composite average monthly total revenue per customer is $77 and ranges by market from $59 to $173.

                             OPERATING EXPENSES
                             __________________

     The Company adopted Statement of Financial Accounting Standards (SFAS) 106 on January 1, 1993, which increased postretirement expense by $3.0 million in 1993 and an additional $1.0 million in 1994, thereby causing increases in plant support, other operating expense, customer operations and administrative support.

     PLANT SUPPORT expense decreased by $4.3 million in 1994 and increased by $4.6 million in 1993. Equipment resale costs included in plant support decreased 1994 expenses by $1.6 million and increased 1993 expenses by $3.0 million. Noncore subsidiary plant support expense decreased $1.0 million in 1994 and $2.2 million in 1993. Cellular growth caused plant support increases of $1.0 million during 1994. One-time long lines services provided in Saudi Arabia increased plant support and other revenue by $3.2 million in 1993.

     DEPRECIATION AND AMORTIZATION expense was lower by $5.9 million in 1994. This was due mainly to the $5.6 million effect of a depreciation rate decrease ordered by the APUC for Alaska local exchange operations. Additionally, depreciation in 1994 was reduced by $2.7 million from the sale of noncore subsidiaries and by $2.1 million from the decrease in Alascom depreciable plant balances resulting from the $75 million transition payment received in July 1994. Offsetting these decreases in 1994 were a $3.4 million increase resulting from growth in plant in service in local exchange operations and an $.8 million increase due to the purchase of transponders by long lines in 1993 and 1994. Depreciation and amortization expense decreases in 1993 of $4.7 million include $7.3 million relating to the sale of satellite transponders in October 1992 and $1.4 million due to certain long lines property being retired or fully depreciated. Offsetting these decreases were increases of $2.2 million due to an increase in the depreciation rate for Oregon local exchange companies and $1.2 million for cellular operations relating mainly to the turn-up of new cell sites and acquisitions.

     LEASED CIRCUITS expense declined $4.0 million in 1994, of which $2.4 million related to noncore business activities that were sold and $1.1 million related to a cable outage in 1993. Leased circuits expense rose by $11.7 million in 1993 mainly due to the operating lease expense for several satellite transponders of $9.0 million. Other increases in 1993 include $1.2 million for noncore subsidiaries and $.9 million for long lines retroactive billings and new contracts.

     ACCESS EXPENSE decreased $2.5 million in 1994 and $2.3 million in 1993 due to the $6.3 million and $2.6 million effects in those years of ATU exiting NECA traffic sensitive pools and developing its own stand alone tariff. Partially offsetting this decrease in 1994 was an increase of $2.2 million relating to increased facility costs associated with access services and an increase of $2.0 million due to higher common carrier network usage.

     OTHER OPERATING EXPENSE AND TAXES increased by $2.8 million in 1994 and remained constant in 1993 and 1992. Other operating expense increased $.8 million in 1994 due to cellular customer growth. Other taxes increased $.9 million in 1994 as a result of higher plant balances and appraised values for property tax calculations and other miscellaneous state and local taxes.

     CUSTOMER OPERATIONS expense grew by $2.2 million in 1994. Cellular customer growth and the incremental cost to acquire new cellular customer subscriptions increased customer support expense by $3.1 million. Partially offsetting this increase was a decrease resulting from lower long lines operator costs as this function was automated in 1994. Customer operations expense increased $3.7 million in 1993 mainly due to cellular costs of $2.0 million relating to customer growth and acquisitions. In addition, local exchange company directory assistance and expenses related to growth caused an increase of $1.0 million in 1993.

     ADMINISTRATIVE SUPPORT expense declined $8.8 million in 1994, with $7.9 million of the decrease mainly relating to lower corporate support and employee benefit costs and $2.4 million due to the sale of other noncore subsidiaries. Administrative support expense declined $5.7 million in 1993 mainly because 1992 included $6.4 million of costs relating to the early retirement program in 1992.

                           OTHER INCOME (EXPENSE)
                           ______________________

     INTEREST EXPENSE in 1994 and 1993 was lower by $14.5 million and $9.2 million, respectively, due to lower short-term borrowing levels, partially offset by the effects of interest rate increases which increased interest expense by $5.0 million and $1.3 million in those respective years.

     GAIN ON SALE OF SUBSIDIARIES AND INVESTMENTS included a $2.3 million gain on the sale of PTI Harbor Bay, Inc. and Upsouth Corporation in April 1994, a $1.3 million gain on the sale of a cellular property in September 1993, a $21.4 million gain on the sale of Catalina Marketing Corporation common stock in March 1992, and $7.2 million in gains from cellular sales and exchanges in September and December of 1992. In October 1994, the Company signed a definitive agreement to sell the stock of Alascom to AT&T. The sale is expected to be completed in the first half of 1995 and to result in a material gain. See "Dispositions" below.

     MINORITY INTEREST in 1994, 1993 and 1992 related primarily to the 20 percent minority shareholders' interest in income from the North Pacific Cable project and various cellular interests.

     OTHER expense was lower by $5.6 million in 1994 and $1.0 million in 1993. Other expense in 1994 included $3.7 million of corporate support costs, $1.4 million of costs relating to the buyout of an interest rate swap agreement, $1.8 million of valuation adjustments to immaterial noncore investments and businesses, $1.1 million in advisory fees relating to the proposed buyout of the Company's minority interest and Alascom sale, $1.2 million for the net effect of recording cellular excess cost and goodwill amortization and equity income, and $1.3 million of other miscellaneous losses. (See Note 10 to Consolidated Financial Statements included in Item 8 hereof.) Other expense in 1993 included $7.9 million of valuation adjustments on certain noncore businesses, $2.6 million of amortization relating to goodwill and excess cost on cellular investments, $3.4 million of corporate support costs, and $1.2 million of noncore business losses.

                                INCOME TAXES
                                ____________

(in millions)                              1994           1993           1992
------------------------------------------------------------------------------
Income tax expense                        $40.8          $23.8          $32.5
Effective income tax rate                  33.4%          28.8%          32.6%

     The lower 1993 effective income tax rate resulted from a favorable settlement of state income taxes for 1992.

                                 INFLATION
                                 _________

     The effects of inflation on the Company's regulated businesses are not significant to ongoing operations. A substantial portion of the Company's operating assets are utilized in regulated communications services. Under the ratemaking principles currently prescribed by regulatory commissions, only the historical cost of plant is recoverable in revenues as depreciation. While the ratemaking process gives no recognition to the current cost of replacing plant, based upon past practices, the Company has been allowed to recover and earn on the increased cost of its net investment when replacement of facilities actually occurs. Operating assets of the Company's nonregulated businesses, not including the North Pacific Cable inventory, were approximately 18 percent of the Company's total assets. Inflation could have a significant impact if these assets were replaced, depending on the rate of inflation, advances in technology and the timing of these expenditures.

                      LIQUIDITY AND CAPITAL RESOURCES
                      _______________________________

(in millions)                      Plan 1995       1994       1993       1992
-----------------------------------------------------------------------------
Capital expenditures:
  Local exchange companies              $109       $111(a)    $ 74       $ 69
  Long Lines                               7         22         18         22
  Cellular                                 9         10          7         10
  Other                                    3          5          4          8
-----------------------------------------------------------------------------
    Total capital expenditures          $128       $148       $103       $109
=============================================================================
Acquisitions                            $380       $ --       $ 16       $ 18
=============================================================================

(a) Includes $30.1 million incurred to upgrade Colorado assets acquired from USWC in February 1995.

                            CAPITAL EXPENDITURES
                            ____________________

     The Company's capital expenditures during 1994, 1993 and 1992 were funded primarily through internally generated cash of $141.4 million, $180.4 million and $177.1 million, respectively. The Company expects to fund its capital expenditures in 1995 primarily through internally generated cash. Net cash provided by operating activities in 1994 was reduced by $63.8 million for taxes paid on the transition payments received and to be received from AT&T totalling $150 million. The cash used to make this tax payment directly relates to the $75 million in cash received in July 1994 for the first transition payment included in cash flows from investing activities. However, Generally Accepted Accounting Principles require that income tax expenses be offset against cash from operating activities; whereas, the cash received is classified in cash flows from investing activities. This tax payment had little effect on net income as the increase in current income tax expense was mostly offset by a reduction in deferred income tax expense.
     Capital expenditures during 1994 and 1993 related mainly to network upgrades and growth in the Company's operations. The costs associated with the contract with USWC to upgrade facilities for assets that the Company purchased from USWC in Colorado also increased local exchange company expenditures in 1994. (See "Acquisitions" below for information concerning this contract.) The Company does not have any other major construction projects underway at the present time.
     In 1993 and 1994, the Company purchased two additional transponders on a satellite on which it leases 16 transponders. The lease is accounted for as an operating lease.

                                ACQUISITIONS
                                ____________

     The Company continues to seek expansion of its local exchange operations and cellular interests through the acquisition of additional local exchange companies and assets and cellular properties that complement its existing properties and operations. In February 1995, the Company acquired certain rural telephone exchange assets in Colorado from USWC. The assets include approximately 50,000 access lines that service 45 exchanges. The Company paid approximately $200 million for these assets at closing. Under a contract with USWC, the Company acted as a general contractor to construct and upgrade single-party service and digital switching for the assets subject to the agreement. These improvements are a result of a regulatory requirement of the Colorado Public Utilities Commission. During 1993 and 1994, the Company spent $30.1 million under this contract. Projected expenditures for 1995 are $20.7 million. At year end 1994, the total expenditures under the contract were included in "Construction work in progress" on the balance sheet. In 1993, the Company acquired a local exchange company in Wisconsin, with 1,100 access lines, and increased its ownership interest in existing cellular properties and operations.
     In May 1994, the Company signed definitive purchase agreements to acquire certain rural telephone exchange assets in Oregon and Washington from USWC. The assets to be acquired by the Company represent 49 exchanges that service approximately 35,000 access lines. Many of these exchanges are contiguous to or located near other rural exchanges that the Company owns and operates in these states. The combined price for these assets of approximately $180 million in cash is subject to certain adjustments, including adjustments for actual book value of the assets at closing. The Company will not assume any financial liabilities from USWC in the transactions. Completion of the transactions with USWC is dependent on regulatory and governmental approvals, receipt of which is expected to occur prior to the end of 1995.
     The Colorado acquisition was funded through short-term bank borrowings, including advances under the Company's $300 million revolving credit agreement. The Company anticipates repaying these borrowings with proceeds from the sale of Alascom. The Company expects to fund the Oregon and Washington acquisitions with proceeds from the sale of Alascom, the issuance of external debt and internally generated funds. Other local exchange company acquisitions in the future may require a significant amount of funding depending on the Company's success in pursuing its strategy. The Company expects to fund such acquisitions through a combination of internally generated funds and external debt. If the Company is successful in acquiring larger local exchange properties, it would consider equity issuances if necessary, to help fund the acquisitions and maintain acceptable credit ratings.
     In September 1993, the FCC allocated several blocks of spectrum for Personal Communications Services (PCS). The FCC began the broadband PCS auction process in December 1994 by auctioning major trading area licenses. The auctions for the basic trading area licenses are expected to be initiated by the second quarter of 1995. The Company, as well as several of the Company's cellular licensees, are eligible to bid on PCS licenses subject to certain limitations established by the FCC. Although the Company does not plan to bid for PCS licenses, it continues to monitor PCS developments and evaluate its opportunities in the PCS market.

                               DISPOSITIONS
                               ____________

     On April 29, 1994, the Company completed the sale of two wholly-owned noncore subsidiaries, PTI Harbor Bay, Inc. and Upsouth Corporation, to IntelCom Group, Inc. (IntelCom:ITR) for 1,183,147 shares of IntelCom common stock and $.2 million in cash. On October 17, 1994, the Company sold its IntelCom stock in an underwritten public offering. Cash proceeds of $15.9 million and a gain of $1.0 million, net of tax and selling expenses, were recognized in 1994. The net assets of these subsidiaries were shown in "Other current assets" at December 31, 1993.
     See "Pro Forma Financial Information" and "Financial Forecast" below and
Note 16 to Consolidated Financial Statements included in Item 8 hereof for information concerning the pending sale of Alascom to AT&T.

                          DISCONTINUED OPERATIONS
                          _______________________

     In September 1993, the Company concluded the sale of TRT Communications, Inc., the major operating subsidiary of International Communications Holdings, Inc. (ICH), and the stock of a smaller subsidiary to IDB Communications Group, Inc. (IDB) for 4.5 million shares of IDB common stock and $1 million in cash. The market value of IDB stock increased during 1993 resulting in the Company recognizing an after-tax gain from discontinued operations of $60.4 million. (See Note 7 to Consolidated Financial Statements included in Item 8 hereof.) The $195.2 million in proceeds received from the sale of the IDB stock in 1993 were used mainly to repay short-term debt.

                       LONG-TERM AND SHORT-TERM DEBT
                       _____________________________

December 31,                                 1994          1993          1992
------------------------------------------------------------------------------
                                                      (in millions)
Long-term debt                               $377          $427          $572
Short-term debt                                22            25            71
Currently maturing long-term debt              16            16            31
------------------------------------------------------------------------------
                                             $415          $468          $674
==============================================================================
Debt as a percent of total capitalization      38%           42%           54%
==============================================================================

     In 1994, net proceeds from the down payment for the sale of Alascom and the transition payment received from AT&T and the sale of IntelCom stock were used to repay long-term debt. In 1993, debt decreased as the proceeds from the sale of IDB stock in November were used to repay short-term debt instruments. Currently maturing long-term debt decreased due to the retirement of Series A Medium-Term Notes in 1993. Short-term borrowings from other available banking arrangements at December 31, 1994, of $25 million have been classified as long-term debt based on management's intent and the Company's ability to support this debt on a long-term basis.
     The Company has access to funds through its $300 million revolving credit agreement which has been renewed for a five-year term ending in November 1999. At December 31, 1994, no borrowings were outstanding under this agreement. (See
Note 12 to Consolidated Financial Statements included in Item 8 hereof.) The revolving credit agreement also serves as backup for a $100 million commercial paper program, under which nothing was outstanding at December 31, 1994. The Company had $37.0 million outstanding under other available banking arrangements, $7.8 million due to GE American Communications, Inc. for the purchase of a satellite transponder and $1.9 million due to the minority owner of a Company subsidiary at December 31, 1994. The Colorado asset acquisition in February 1995 was funded through short-term bank borrowings.

     The Company has a $150 million Series B Medium-Term Note program, under which $72.5 million of notes were outstanding at December 31, 1994, with terms of one to 12 years and an average annual interest rate of 7.9 percent. The Company also has approval from the Rural Telephone Bank to borrow $20.9 million in additional REA debt for certain construction projects.
     Any temporary cash or liquidity requirements during 1995 will be met through utilization of funds available under the revolving credit agreement or temporary advances from Holdings. (See Note 2 to Consolidated Financial Statements included in Item 8 hereof.) Long-term liquidity requirements will be met through utilization of funds available under the revolving credit agreement, which term ends in November 1999, or the issuance of additional Series B Medium-Term Notes.

                          FUTURE ACCOUNTING CHANGES
                          _________________________

     Financial accounting standards that have been adopted, but are not yet in effect, are not applicable or are not expected to have a material effect on the Company's results of operations and statement of financial position.

                 PRO FORMA FINANCIAL INFORMATION (UNAUDITED)
                 ___________________________________________

     The accompanying unaudited pro forma consolidated balance sheet as of December 31, 1994 reflects the Company's consolidated financial position excluding the assets and liabilities of Alascom and including the local exchange assets acquired in Colorado and to be acquired in Oregon and Washington. The Company signed a definitive agreement on September 30, 1994 to sell the stock of Alascom to AT&T for $365 million (including the $75 million transition payment received in July 1994). The Company closed the purchase of assets in Colorado from USWC on February 15, 1995 for $200 million and expects to close the purchase of assets in Oregon and Washington for approximately $180 million before the end of 1995 after the receipt of certain regulatory approvals and subject to certain purchase price adjustments at closing. The pro forma balance sheet assumes the sale and purchases occurred on December 31, 1994. See Item 1. "Business - Telecommunications Operations - Alaska Market Restructuring" and Note 16 "Pending Sale of Alascom, Inc." of the notes to the consolidated financial statements in Item 8 hereof for additional information relating to the pending sale of Alascom. See "Acquisitions" above and Item 1. "Business - Telecommunications Operations - Local Exchange Companies" for additional information relating to the acquisitions of local exchange assets from USWC.
     The unaudited pro forma consolidated balance sheet and related notes should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 1994 included in Item 8 hereof.

                                             PRO FORMA BALANCE SHEET
                                             (UNAUDITED, IN MILLIONS)

                                  Historical                        (a)         (b)        US WEST       Pro forma
                                Consolidated   Historical   Elimination     Sale of          Asset    Consolidated
December 31, 1994                        PTI      Alascom      Reversal     Alascom   Acquisitions             PTI
------------------------------------------------------------------------------------------------------------------
ASSETS
  Current assets                    $  214.3     $ (82.7)        $ 13.1      $260.0       $(265.5)(c)     $  139.2
  Investments                          123.6        (0.1)         204.4      (204.4)         (4.0)           119.5
  Net plant in service                 825.5      (185.5)            --          --         237.1            877.1
  Intangible and other assets          279.6        (7.4)            --          --         182.3            454.5
------------------------------------------------------------------------------------------------------------------
    Total assets                    $1,443.0     $(275.7)        $217.5      $ 55.6       $ 149.9         $1,590.3
==================================================================================================================
LIABILITIES AND CAPITALIZATION
  Current liabilities               $  175.1     $ (69.9)        $ 21.0      $  5.9       $    --         $  132.1
  Long-term debt                       377.0          --             --          --         118.6(c)         495.6
  Deferred income taxes and
    unamortized investment
    tax credits                        109.8        (1.8)            --          --         (16.8)            91.2
  Other long-term liabilities          113.3        (7.5)            --       (30.0)         48.1            123.9
  Shareholders' equity                 667.8      (196.5)         196.5        79.7            --            747.5
------------------------------------------------------------------------------------------------------------------
    Total liabilities and
      capitalization                $1,443.0     $(275.7)        $217.5      $ 55.6       $ 149.9         $1,590.3
==================================================================================================================

          NOTES TO PRO FORMA CONSOLIDATED BALANCE SHEET (UNAUDITED)

     PRO FORMA ADJUSTMENTS - The accompanying pro forma consolidated balance sheet as of December 31, 1994 consists of the historical balance sheet of the Company (after elimination of affiliated transactions and interest), less the historical balance sheet of Alascom, plus the assets purchased in Colorado and an estimate for the assets to be purchased in Oregon and Washington and certain liabilities related to these acquisitions, plus certain pro forma adjustments described below:
     a. Affiliated balances between the Company and its subsidiaries and Alascom eliminated in the consolidation process were restored on the pro forma balance sheet. The affiliated balances between PTI and Alascom were added to PTI's investment in Alascom. The affiliated balances between the other PTI subsidiaries and Alascom were reclassified to the proper nonaffiliated line item.
     b. Cash proceeds of $260 million to be received at closing the sale of Alascom and the $30 million deposit in "Other long-term liabilities" received in October 1994 were offset by the Company's investment in Alascom, income tax liability from the gain on the sale and net gain on sale. The actual gain to be realized on the sale will be lower than indicated on the pro forma balance sheet as the Company's basis in Alascom will increase as Alascom's earnings are recognized and affiliated account balances change between December 31, 1994 and closing.
     c. Cash proceeds received from the sale of Alascom have been applied to the purchase of assets from USWC. Amounts needed for the purchases in excess of the Alascom proceeds and cash on hand were assumed to be borrowed on a long-term basis.

                             FINANCIAL FORECAST
                             __________________

     GENERAL. The financial forecast set forth below was derived from the Company's internal Five Year Business Plan, which was prepared by the Company's management and presented to its Board of Directors in early February 1995 as part of the board's normal review and oversight procedures. The Five Year Business Plan was prepared in the ordinary course of the Company's business and was not prepared in contemplation of the pending proposal by Holdings to acquire the shares of the Company's common stock held by the minority public shareholders. Accordingly, the financial forecast does not give effect to the proposed merger.
     CERTAIN IMPORTANT CAVEATS AND LIMITATIONS. Financial forecasts involve estimates as to the future which, notwithstanding the fact that they are presented with numeric specificity, may or may not prove to be accurate. The financial forecast set forth below reflects numerous assumptions as to industry performance, general business and economic conditions, regulatory and legal requirements, taxes and other matters, many of which are beyond the control of the Company. Similarly, these materials assume certain future business decisions which are subject to change. Among other things, the financial forecast assumes the ability of the Company to consummate future acquisitions in the rural telecommunications business which have not been identified. As discussed elsewhere in this Report, the Company is actively seeking acquisitions which could occur earlier or later than forecasted, or not at all. Moreover, Deloitte & Touche LLP, independent auditors for the Company, have not examined, compiled or applied agreed-upon procedures to the financial forecast set forth below and, consequently, assume no responsibility therefor. In addition, no other independent expert has reviewed any of these materials.

     THERE CAN BE NO ASSURANCE THAT THE RESULTS PREDICTED BY THE FINANCIAL FORECAST SET FORTH BELOW WILL BE REALIZED. ACTUAL RESULTS WILL VARY FROM THOSE REPRESENTED BY THE FINANCIAL FORECAST, AND THOSE VARIATIONS MAY BE MATERIAL. THE INCLUSION OF THE FINANCIAL FORECAST SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE FORECASTED RESULTS WILL BE ACHIEVED. RECIPIENTS OF THIS REPORT ARE CAUTIONED TO CONSIDER CAREFULLY THE FOREGOING AND THE NOTES AND ASSUMPTIONS SET FORTH BELOW WHILE REVIEWING THE FINANCIAL FORECAST. IN ADDITION, THE COMPANY HAS NOT UPDATED THE FORECAST TO REFLECT DEVELOPMENTS OCCURRING AFTER JANUARY 21, 1995, THE DATE THE FORECAST WAS PREPARED. THE COMPANY DOES NOT INTEND TO UPDATE OR PUBLICLY REVISE THE FORECAST.

     BACKGROUND. The Company completed the acquisition of local exchange assets in Colorado from USWC in February 1995 and anticipates completing the acquisition of additional local exchange assets from USWC in Oregon and Washington before , the end of 1995. In addition, the Company has an agreement to sell the stock of Alascom to AT&T. The Company anticipates closing this sale during the first half of 1995. Financial forecast information reflecting these transactions and other material transactions enumerated under "Summary of Significant Forecast Assumptions" are presented below. See Item 1. "Business - Telecommunications Operations - Alaska Market Restructuring" and Note 16 "Pending Sale of Alascom, Inc." of the notes to the consolidated financial statements in Item 8 hereof for additional information related to the pending sale of Alascom. See "Acquisitions" above and Item 1. "Business - Telecommunications Operations - Local Exchange Companies" for additional information relating to the acquisitions of local exchange assets from USWC.

                                       FORECAST CONSOLIDATED STATEMENTS OF INCOME

                                     Historical                                 Forecast
                                                        --------------------------------------------------------
Year Ending December 31,                   1994         1995         1996         1997         1998         1999
----------------------------------------------------------------------------------------------------------------
                                                     (Unaudited, in millions except per share amounts)
OPERATING REVENUES:
  Local network service                  $ 97.0       $121.6       $152.5       $159.6       $181.3       $190.7
  Network access service                  168.5        256.5        317.9        328.5        368.2        376.0
  Long distance and private
    line service                          330.2        112.6           --           --           --           --
  Cellular and other                      109.3        118.8        136.4        151.2        168.3        183.1
----------------------------------------------------------------------------------------------------------------
    Total operating revenues              705.0        609.5        606.8        639.3        717.8        749.8
----------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
  Plant support                           144.3        124.8        108.2        112.5        123.0        126.7
  Depreciation and amortization           100.9        106.2        129.7        136.3        157.1        164.0
  Access expense                           92.9         38.0           --           --           --           --
  Other operating expense                  53.9         53.6         56.0         58.6         65.1         67.7
  Customer operations                      72.8         63.8         59.1         61.0         66.6         69.2
  Administrative support                   75.6         75.8         70.4         69.9         72.0         73.5
----------------------------------------------------------------------------------------------------------------
    Total operating expenses              540.4        462.2        423.4        438.3        483.8        501.1
----------------------------------------------------------------------------------------------------------------
OPERATING INCOME                          164.6        147.3        183.4        201.0        234.0        248.7
----------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
  Interest expense                        (34.8)       (38.4)       (58.7)       (57.1)       (65.0)       (60.0)
  Gain on sale of Alascom                    --         75.2           --           --           --           --
  Other                                    (7.6)        (4.0)        (6.3)        (4.6)        (2.6)         0.8
----------------------------------------------------------------------------------------------------------------
    Total other income
     (expense) - net                      (42.4)        32.8        (65.0)       (61.7)       (67.6)       (59.2)
----------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                122.2        180.1        118.4        139.3        166.4        189.5
INCOME TAXES                               40.8         41.6         46.0         54.4         65.7         75.2
----------------------------------------------------------------------------------------------------------------
NET INCOME                               $ 81.4       $138.5       $ 72.4       $ 84.9       $100.7       $114.3
================================================================================================================
NET INCOME PER SHARE                     $ 2.05       $ 3.50       $ 1.83       $ 2.14       $ 2.54       $ 2.88
================================================================================================================

                                       FORECAST CONSOLIDATED BALANCE SHEETS

                                     Historical                                 Forecast
                                                      ----------------------------------------------------------
December 31,                               1994         1995         1996         1997         1998         1999
----------------------------------------------------------------------------------------------------------------
                                                                        (Unaudited, in millions)
ASSETS
  Current assets:
    Cash                               $    9.9     $    6.5     $    6.5     $    6.5     $    6.5     $    6.5
    Accounts receivable                   110.8         56.8         60.8         62.5         65.1         67.1
    Inventory -- North
      Pacific Cable                        62.8         54.2         45.3         36.5         23.3         14.5
    Material and supplies                  14.8         11.5         21.7         22.1         28.7         29.0
    Other                                  16.0         11.1         11.2         11.3         11.4         11.5
----------------------------------------------------------------------------------------------------------------
    Total current assets                  214.3        140.1        145.5        138.9        135.0        128.6
  Investments                             123.6        120.0        121.6        123.8        130.0        140.2
  Net plant in service                    825.5      1,050.7      1,086.3      1,174.0      1,177.3      1,145.4
  Intangible and other assets             279.6        543.6        527.9        576.2        557.3        535.6
----------------------------------------------------------------------------------------------------------------
    Total assets                       $1,443.0     $1,854.4     $1,881.3     $2,012.9     $1,999.6     $1,949.8
================================================================================================================
LIABILITIES AND CAPITALIZATION
  Current liabilities:
    Currently maturing
      long-term debt                   $   15.6     $    6.9     $    7.0     $    7.2     $   18.2     $    8.0
    Notes payable                          21.7        121.4        111.0         90.4         73.2         26.4
    Accounts payable                       69.5         60.3         60.1         60.6         60.9         61.1
    Other                                  68.3         45.7         52.9         53.4         58.6         59.2
----------------------------------------------------------------------------------------------------------------
    Total current liabilities             175.1        234.3        231.0        211.6        210.9        154.7
  Long-term debt                          377.0        666.5        675.4        800.7        746.0        701.0
  Deferred income taxes and
    unamortized investment
    tax credits                           109.8        115.5        116.3        118.2        113.3        106.8
  Other long-term liabilities             113.3         84.2         85.3         79.0         81.4         82.9
  Shareholders' equity                    667.8        753.9        773.3        803.4        848.0        904.4
----------------------------------------------------------------------------------------------------------------
    Total liabilities and
      capitalization                   $1,443.0     $1,854.4     $1,881.3     $2,012.9     $1,999.6     $1,949.8
================================================================================================================

                                   FORECAST CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     Historical                                 Forecast
                                                    ------------------------------------------------------------
Year Ending December 31,                   1994         1995         1996         1997         1998         1999
----------------------------------------------------------------------------------------------------------------
                                                                        (Unaudited, in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                            $  81.4      $ 138.5      $  72.4      $  84.9      $ 100.7     $ 114.3
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
    Depreciation and amortization         107.8        113.5        137.0        143.5        163.7       170.6
    Deferred income taxes and
      investment tax credits, net         (62.3)        (1.1)         3.4          4.3         (2.4)       (3.9)
    Gain on sale of Alascom                  --        (75.2)          --           --           --          --
    Other                                  14.4        (13.1)        (8.9)        (7.8)        (7.9)       (8.0)
---------------------------------------------------------------------------------------------------------------
    Net cash provided by
      operating activities                141.3        162.6        203.9        224.9        254.1       273.0
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction expenditures              (148.2)      (127.5)      (153.8)      (115.9)      (142.8)     (119.0)
  Cost of assets acquired                    --       (625.7)          --       (165.6)          --          --
  Investments in and advances
    to affiliates                          (4.7)        (2.7)         4.0          5.9          5.4         5.5
  Proceeds from sales of assets           122.6        261.6          0.4          0.4          0.4         0.4
---------------------------------------------------------------------------------------------------------------
    Net cash used by investing
      activities                          (30.3)      (494.3)      (149.4)      (275.2)      (137.0)     (113.1)
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in short-term debt   (3.2)        74.7        (10.4)       (20.6)       (17.2)      (46.8)
  Proceeds from issuance of long-term
    debt                                    8.0        436.2         14.9        165.5         10.2          --
  Dividends paid                          (52.3)       (52.3)       (53.1)       (54.6)       (56.3)      (57.9)
  Payments of long-term debt              (58.5)      (129.3)        (5.9)       (40.0)       (53.8)      (55.2)
---------------------------------------------------------------------------------------------------------------
    Net cash provided (used)
      by financing activities            (106.0)       329.3        (54.5)        50.3       (117.1)     (159.9)
---------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND
  TEMPORARY CASH INVESTMENTS                5.0         (2.4)          --           --           --          --
CASH AND TEMPORARY CASH INVESTMENTS
  AT BEGINNING OF YEAR                      4.9          8.9          6.5          6.5          6.5         6.5
---------------------------------------------------------------------------------------------------------------
CASH AND TEMPORARY CASH INVESTMENTS
  AT END OF YEAR                         $  9.9      $   6.5      $   6.5      $   6.5      $   6.5     $   6.5
===============================================================================================================

                      SUMMARY OF ACCOUNTING POLICIES AND
              SIGNIFICANT ASSUMPTIONS FOR THE FINANCIAL FORECAST

     1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- The forecast financial statements have been prepared using accounting principles and policies generally consistent with those used by the Company in its historical financial presentations for the year ended December 31, 1994. See Note 1 "Summary of Significant Accounting Policies" in the notes to the consolidated financial statements included in Item 8 hereof.

     2. SUMMARY OF SIGNIFICANT FORECAST ASSUMPTIONS

          A. GENERAL ASSUMPTIONS -- As noted above, the financial forecast was prepared as part of the Company's normal budgeting process, assuming the Company would remain an 86.6 percent owned subsidiary of Holdings for the entire forecasted period. The forecast was prepared prior to the completion of the 1994 consolidated financial statements and, therefore, the initial basis for the financial forecast was not the historical statements for 1994. Variations from historical 1994 results and balances in the forecast's initial basis do not have a material effect on the information presented in the five-year forecast.

          B. DISPOSITION OF ALASCOM, INC. -- The forecast assumes that the Company will close the sale of Alascom to AT&T at the end of May 1995. After-tax proceeds from the sale were estimated at $256 million. Management has assumed that the Company will recognize a $74 million after-tax gain from the sale. Proceeds will be used to finance the acquisitions of assets from USWC in Colorado, Oregon and Washington. (See "Acquisition Assumptions" below.) Alascom's results of operations are included in the 1994 historical amounts and the 1995 forecast through May 1995 as follows (in millions):
                                           1994                  1995
                                         Actual              Forecast
          -----------------------------------------------------------
          Operating Revenues             $343.5                $135.1
          Operating Expenses              262.8                 111.3
          -----------------------------------------------------------
          Operating Income               $ 80.7                $ 23.8
          ===========================================================
          EBITDA*                        $115.4                $ 37.6
          ===========================================================
          *EBITDA - Earnings before interest, taxes, depreciation and amortization

          C. ACQUISITION ASSUMPTIONS -- The Company closed the acquisition of local exchange assets from USWC in Colorado in February 1995 at a purchase price of $200 million. In the forecast, management has assumed that substantially all of the purchase price was borrowed at an average interest rate of 6.5 percent to fund the acquisition. These borrowings were assumed to be repaid at the end of May 1995 with proceeds from the sale of Alascom. In the forecast, the purchase of the USWC assets in Oregon and Washington was assumed to close at the end of June 1995 at a final adjusted purchase price of $170 million. Management has assumed the Company would borrow an additional $106 million to complete the funding for the purchase of these local exchange assets at an assumed average interest rate of 6.5 percent. This interest rate assumes financing through short-term, floating-rate debt. In 1993, the Company lowered its debt balances by retiring debt with proceeds received from the sale of the Company's international operations. The actual timing of the closings for the Oregon and Washington asset acquisitions is dependent upon the receipt of certain regulatory approvals, a process over which the Company has no control. Consequently, the closings may occur later than anticipated.
          The five-year forecast also assumes that the Company will acquire additional local exchange assets serving access lines in rural and suburban areas for $268 million and $166 million in cash at the end of 1995 and 1997, respectively. The forecast assumes that the financial results from operations of these unidentified acquisitions will be similar to other known acquisition opportunities that the Company is currently evaluating. Long and short-term borrowings with an assumed average interest rate of 8.1 percent are assumed to be used to finance the acquisitions. Should the Company not be successful in completing these unidentified acquisitions, forecast amounts would be (in millions):

                                   1995      1996      1997      1998      1999
     --------------------------------------------------------------------------
     Operating Revenues          $609.5    $533.8    $563.3    $594.9    $624.5
     Operating Income             147.3     153.4     168.7     182.1     195.5
     Net Income                   138.5      69.7      80.5      92.5     103.9
     EBITDA                       253.5     262.7     284.1     305.6     325.4
     Debt                         526.8     510.6     474.0     427.9     363.4
     Equity                       753.9     770.6     796.4     832.6     878.7
     Cash Provided by Operations  162.6     182.0     193.8     207.1     220.7
     Construction Expenditures    127.5     117.1     108.7     112.1     105.8

          D. ACCESS LINE GROWTH -- Management has assumed that internal access line growth of between 4.5 percent and 5.0 percent, annually for its combined local exchange operations, will continue throughout the five-year forecast. The Company has experienced this level of access line growth for the past six years.

          E. OPERATING REVENUES AND EXPENSES -- For the Company's existing local exchange operations, the operating revenues and expenses have been estimated for the next five years using projections of historical results, adjusted for access line growth, the effects of increases due to assumed general inflation of 3.0 percent to 3.5 percent, annually, and certain planned operating efficiencies. Management has assumed that the regulatory environment in which it operated in 1994 will continue to exist through 1999 and that competition within its service areas will not increase significantly. Management has assumed that future legislative changes regarding the telecommunications regulatory structure will not abandon interstate support for the higher cost rural areas. To the extent there are changes in the support mechanisms, management has assumed that the Company can successfully pursue rate rebalancing on a revenue neutral basis. Although the five-year forecast assumptions do not include new revenues that might arise from technological changes, management has assumed that future technological changes may result in opportunities to develop new services which will generate additional revenues to help offset changes, if any, in the high cost support mechanisms that the Company may not recover through rate rebalancing from interstate to state jurisdictions. For the areas served by the newly acquired local exchange assets, revenue estimates are based on the number of access lines served by the assets and an estimate of the minutes of use those lines would generate. The resulting usage estimate is then multiplied by the rate element assumed to be adopted by the Company at the closing of the acquisitions. This rate element is based either on estimated revenue requirement calculations or on existing rates for the entity selling the assets.
          The forecast assumes no material revenue increases as a result of rate case activity. Any adjustments to rates resulting from the current rate proceeding in Wisconsin or in the rate proceeding scheduled for Colorado in three years are assumed to be revenue neutral.
          Operating expenses for the acquired assets were developed by estimating the necessary staffing requirements to support their unique service and geographic territories. In addition, expenses were estimated based upon the Company's experience as a local telephone service provider in similar geographic areas and its experiences in completing similar acquisitions of comparable size.

          F. CONSTRUCTION EXPENDITURES -- Management has assumed a normal managed construction program to replace and upgrade property as needed due to retirement or obsolescence with expenditures of $92.6 million in 1995, $97.3 million in 1996, $92.9 million in 1997, $96.3 million in 1998 and $92.2 million in 1999. In the areas where the Company plans to acquire additional local exchange assets, management has assumed that construction expenditures will be necessary to upgrade systems to meet service requirements established by governing regulatory authorities and to meet the service standard maintained by the Company. These expenditures are assumed to total $34.9 million in 1995, $56.5 million in 1996, $23.0 million in 1997, $46.5 million in 1998 and $26.8 million in 1999.

          G. NORTH PACIFIC CABLE -- The forecast assumes that the Company will be successful in either selling the remaining capacity on the North Pacific Cable, or using its available, unsold capacity to develop a business in the international high-quality television transmission market. The North Pacific Cable experienced an outage in February 1995 after this financial forecast was prepared. While the cable system has returned to operation, the cause of the outage is still under investigation. The results of that investigation may have an impact on the Company's ability to fully recover its remaining $62.8 million investment in the North Pacific Cable.

          H. CELLULAR OPERATIONS -- Cellular operations were assumed to grow consistent with the cellular industry's customer penetration estimates. Customer growth was assumed to average 24 percent annually over the next five years. Management plans to manage its pricing structure and vertical service offerings to stabilize average monthly customer revenue. The forecast assumes no expenditures for pursuit or integration of Personnel Communications Systems (PCS) licenses. Management has assumed that the impact of competition by PCS providers will be minimal in the five-year forecast period due to delays in the bidding process and the time required by the successful bidders to build competing PCS systems. In the interim, management intends to digitize part of its cellular network to reduce its unit cost structure so that its cellular operations can be cost competitive with other wireless options. The forecast has assumed ongoing ownership of non-controlled properties and no impairment of cellular investments. However, in those cellular markets where the Company owns a minority interest, managing cellular operations to avoid such impairments is beyond the Company's control.

         I. INTEREST RATES -- Management has assumed that it can borrow funds to finance its acquisition and construction programs and repay outstanding debt as it matures using internally generated funds and funds available under its existing unissued Series B Medium-Term Note program ($75.5 million unissued at December 31, 1994), a new $150 million Series C Medium-Term Note program commencing at the end of 1995 and the $300 million revolving credit agreement. Interest rates on borrowings to fund the acquisitions of local exchange assets are enumerated in "Note 2C" above. Management has assumed that the weighted average interest rate on its outstanding floating and fixed rate debt at December 31, 1994 of 7.6 percent can be maintained though the five-year forecast period for debt other than debt incurred for newly acquired assets.

          J. INCOME TAXES -- The statutory federal income tax rate was assumed to remain at 35 percent throughout the forecast period. In the 1995 forecast, the effective tax rate was estimated at 23.1 percent. This rate is low because the Company's assumed tax basis in Alascom at closing is expected to be slightly less than the selling price of the Alascom stock. The Company's basis in Alascom increased as a result of the FCC ordered transition payments of $150 million by AT&T to Alascom.

         K. AVERAGE SHARES OUTSTANDING AND DIVIDEND PAYMENTS -- No equity issuances have been assumed during the forecast period. Earnings per share were calculated based on 39,620,000 average shares outstanding for each forecast year. The financial forecast for dividend payments assumed no increase in the dividend during 1995, a $.02 per share increase in 1996 and $.04 per share increases each year for 1997, 1998 and 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT
                          ____________________________

To the Directors and Shareholders of Pacific Telecom, Inc.:
     We have audited the accompanying consolidated balance sheets of Pacific Telecom, Inc. and its subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, such consolidated financial statements represent fairly, in all material respects, the financial position of Pacific Telecom, Inc. and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.
     As discussed in Note 9 in the consolidated financial statements, the Company changed its method of accounting for other postretirement benefits in the year ended December 31, 1993.

DELOITTE & TOUCHE LLP

Portland, Oregon
February 15, 1995 (March 9, 1995 as to the definitive merger agreement discussed in Note 2)

                              REPORT OF MANAGEMENT
                              ____________________

     The management of Pacific Telecom, Inc. is responsible for preparing the accompanying consolidated financial statements and for their integrity and objectivity. These financial statements were prepared in accordance with generally accepted accounting principles applied on a consistent basis and include amounts that are based on management's best estimates and judgment. Management also prepared the other information in this Annual Report and is responsible for its accuracy and consistency with the financial statements.
     Management of the Company maintains internal control systems that provide reasonable assurance that assets are safeguarded, business is conducted in accordance with management's authorization, transactions are properly recorded and the financial statements are reliable. The Company also maintains a staff of professional internal auditors whose responsibilities include monitoring the effectiveness of the internal control system in coordination with the independent auditors.
     Management recognizes its responsibility to foster a strong ethical climate to ensure the Company's affairs are conducted according to the highest standards of personal and corporate conduct. The Company's published "Principles of Business Conduct" policy addresses the necessity of ensuring open communication within the corporation, avoiding potential conflicts of interest, complying with all domestic and foreign laws, including those relating to financial reporting and maintaining the confidentiality of proprietary information.
     The Audit Committee of the Board of Directors, composed solely of outside directors, meets periodically with the independent auditors, internal auditors and management to review the scope of work scheduled and the results of work completed. The independent auditors and internal auditors have free access to the Audit Committee, without management present, to discuss the results of their work and their evaluations of the adequacy of internal controls and the quality of financial reporting.

CHARLES E. ROBINSON                               JAMES H. HUESGEN

Charles E. Robinson                               James H. Huesgen
Chairman, President and Chief Executive Officer   Executive Vice President and
                                                  Chief Financial Officer

                         CONSOLIDATED STATEMENTS OF INCOME
                         _________________________________
Year Ended December 31,                                    1994      1993      1992
-----------------------------------------------------------------------------------
                                            (In thousands except per share amounts)
OPERATING REVENUES:
  Local network service                                $ 96,944  $ 81,783  $ 74,094
  Network access service                                168,530   183,862   174,903
  Long distance network service                         271,977   262,528   275,467
  Private line service                                   58,193    63,765    70,373
  Sales of cable capacity                                 4,567     4,943    10,797
  Cellular and other                                    104,751   105,230    92,541
-----------------------------------------------------------------------------------
     Total operating revenues                           704,962   702,111   698,175
-----------------------------------------------------------------------------------
OPERATING EXPENSES:
  Plant support                                         117,694   122,024   117,470
  Depreciation and amortization (Note 3)                100,879   106,796   111,480
  Leased circuits                                        26,618    30,639    18,893
  Access expense (Note 2)                                92,929    95,462    97,805
  Other operating expense                                35,116    33,219    34,530
  Cost of cable sales                                     2,977     2,500     7,686
  Customer operations                                    72,780    70,612    66,913
  Administrative support                                 75,616    84,384    90,062
  Taxes other than income taxes                          15,712    14,827    13,862
-----------------------------------------------------------------------------------
     Total operating expenses                           540,321   560,463   558,701
-----------------------------------------------------------------------------------
OPERATING INCOME                                        164,641   141,648   139,474
-----------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
  Interest expense                                      (34,754)  (44,273)  (52,140)
  Interest income                                         1,716       932     1,089
  Gain on sale of subsidiaries and investments (Note 5)   2,073     1,340    28,601
  Minority interest                                        (975)     (580)      (92)
  Other                                                 (10,536)  (16,163)  (17,158)
-----------------------------------------------------------------------------------
     Other income (expense) -- net                      (42,476)  (58,744)  (39,700)
-----------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                              122,165    82,904    99,774
INCOME TAXES (NOTE 6)                                    40,766    23,846    32,526
-----------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                        81,399    59,058    67,248
GAIN (LOSS) FROM DISCONTINUED OPERATIONS,
  NET OF INCOME TAX (NOTE 7)                                 --    60,444   (45,741)
-----------------------------------------------------------------------------------
NET INCOME                                             $ 81,399  $119,502  $ 21,507
===================================================================================
Average number of shares outstanding                     39,612    39,584    39,526
===================================================================================
INCOME PER SHARE FROM CONTINUING OPERATIONS               $2.05     $1.49     $1.70
===================================================================================
NET INCOME PER SHARE                                      $2.05     $3.02      $.54
===================================================================================
The accompanying notes are an integral part of these financial statements.

                                   CONSOLIDATED BALANCE SHEETS
                                   ___________________________
December 31,                                                                  1994           1993
-------------------------------------------------------------------------------------------------
                                                                               (In thousands)
ASSETS
Current assets:
  Cash and temporary cash investments                                   $    9,883     $    4,861
  Accounts receivable                                                      108,977         99,055
  Accounts and notes receivable -- affiliates (Note 2)                       1,832          2,039
  Material and supplies (at average cost)                                   14,775         15,967
  Inventory -- North Pacific Cable                                          62,777         65,753
  Other                                                                     16,045         32,493
-------------------------------------------------------------------------------------------------
    Total current assets                                                   214,289        220,168
Investments (Note 10)                                                      123,610        129,897
Plant in service:
  Telecommunications (Note 3)                                            1,550,553      1,557,042
  Other                                                                     22,115         17,695
  Less accumulated depreciation                                            799,797        736,082
-------------------------------------------------------------------------------------------------
                                                                           772,871        838,655
  Construction work in progress                                             52,667         14,523
-------------------------------------------------------------------------------------------------
Net plant                                                                  825,538        853,178
Intangible assets -- net                                                   252,870        256,226
Deferred charges                                                            26,644         22,755
-------------------------------------------------------------------------------------------------
    Total assets                                                        $1,442,951     $1,482,224
=================================================================================================

LIABILITIES AND CAPITALIZATION
Current liabilities:
  Currently maturing long-term debt (Note 12)                           $   15,601     $   16,429
  Notes payable (Note 11)                                                   21,713         24,903
  Accounts payable                                                          69,515         50,330
  Accrued liabilities                                                       46,371         49,928
  Accrued access and unearned revenue                                       21,892         17,756
-------------------------------------------------------------------------------------------------
    Total current liabilities                                              175,092        159,346
Long-term debt (Note 12)                                                   376,997        426,669
Deferred income taxes (Note 6)                                              95,966        153,455
Unamortized investment tax credits                                          13,809         18,326
Other long-term liabilities                                                 97,131         68,947
Minority interest                                                           16,183         16,770
Shareholders' equity:
  Common stock, $.50 stated value
    -- authorized 200,000,000 shares
    -- outstanding 1994 -- 39,619,623 shares, 1993 -- 39,608,767 shares     19,810         19,805
  Additional paid-in capital                                               206,231        205,985
  Unearned stock compensation (Note 8)                                        (442)          (143)
  Retained earnings (Note 12)                                              442,174        413,064
-------------------------------------------------------------------------------------------------
    Total shareholders' equity                                             667,773        638,711
Commitments and contingencies (Notes 4 and 14)
-------------------------------------------------------------------------------------------------
    Total liabilities and capitalization                                $1,442,951     $1,482,224
=================================================================================================
The accompanying notes are an integral part of these financial statements.

                           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                           __________________________________________________________
                                                      Additional       Unearned                      Total
                                     Common Stock        Paid-in          Stock   Retained   Shareholders'
                                   ----------------
                                   Shares    Amount      Capital   Compensation   Earnings          Equity
----------------------------------------------------------------------------------------------------------
                                                           (In thousands)
BALANCE, JANUARY 1, 1992           39,487   $19,744     $202,906          $  --   $375,874        $598,524
Shares issued for acquisitions        217       108        4,726                                     4,834
Share purchases                      (159)      (80)      (3,356)                                   (3,436)
Net income                                                                          21,507          21,507
Cash dividends ($1.305 per share)                                                  (51,583)        (51,583)
----------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1992         39,545    19,772      204,276             --    345,798         569,846
Shares issued for benefits             66        34        1,767                                     1,801
Share purchases                        (2)       (1)         (58)                                      (59)
Unearned stock compensation
  (Note 8)                                                                 (143)                      (143)
Net income                                                                         119,502         119,502
Cash dividends ($1.32 per share)                                                   (52,236)        (52,236)
----------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1993         39,609    19,805      205,985           (143)   413,064         638,711
SHARES ISSUED FOR BENEFITS             13         6          293                                       299
SHARE PURCHASES                        (2)       (1)         (47)                                      (48)
UNEARNED STOCK COMPENSATION
  (NOTE 8)                                                                 (299)                      (299)
NET INCOME                                                                          81,399          81,399
CASH DIVIDENDS ($1.32 PER SHARE)                                                   (52,289)        (52,289)
----------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1994         39,620   $19,810     $206,231          $(442)  $442,174        $667,773
==========================================================================================================
The Company has 152,000 shares of $25 stated value, six percent cumulative Preferred Stock authorized, but no shares are outstanding.
The accompanying notes are an integral part of these financial statements.

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                             _____________________________________
Year Ended December 31,                                          1994        1993        1992
---------------------------------------------------------------------------------------------
                                                                      (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income from continuing operations                         $  81,399   $  59,058   $  67,248
    Adjustments to reconcile income from
      continuing operations to net cash provided
      by operating activities:
        Depreciation and amortization                         107,784     115,748     116,821
        Deferred income taxes and investment tax credits,
          net                                                 (62,329)     (7,251)     (6,711)
        Gain on sale of subsidiaries and investments           (2,073)     (1,340)    (28,601)
        (Gains) losses from unconsolidated entities, net       (3,135)       (503)      4,365
        Accounts receivable and other current assets           (8,089)     47,836      (5,177)
        Inventory -- North Pacific Cable                        2,977       2,500       8,857
        Accounts payable and accrued liabilities               22,168     (29,304)     13,120
        Other                                                   2,666      (6,363)      7,155
---------------------------------------------------------------------------------------------
    Net cash provided by operating activities                 141,368     180,381     177,077
---------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction expenditures                                  (148,248)   (102,618)   (108,716)
  Cost of businesses acquired                                      --     (15,536)    (13,270)
  Investments in and advances to affiliates                    (4,726)     (7,447)    (14,511)
  Proceeds from Alaska restructuring (Note 16)                105,000          --          --
  Proceeds from sales of assets                                17,656     200,552     118,022
---------------------------------------------------------------------------------------------
    Net cash provided (used) by investing activities          (30,318)     74,951     (18,475)
---------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in short-term debt                                  (3,190)    (53,066)   (163,428)
  Proceeds from issuance of long-term debt                      8,006       3,042      84,026
  Purchase of common stock                                        (48)        (59)     (3,436)
  Dividends paid                                              (52,289)    (52,236)    (51,583)
  Payments of long-term debt                                  (58,507)   (157,887)    (24,877)
---------------------------------------------------------------------------------------------
    Net cash used by financing activities                    (106,028)   (260,206)   (159,298)
---------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS      5,022      (4,874)       (696)
CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF YEAR        4,861       9,735      10,431
---------------------------------------------------------------------------------------------
CASH AND TEMPORARY CASH INVESTMENTS AT END OF YEAR          $   9,883   $   4,861   $   9,735
=============================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid during the year                             $  36,692   $  45,681   $  52,378
  Income taxes paid during the year                           102,324      48,574      37,225
NONCASH INVESTING ACTIVITIES:
  Liabilities assumed in connection with the
    acquisition of subsidiaries                                    --       3,548       3,889
  Liabilities disposed of in connection with the sale
    of subsidiaries                                                53          87          --
  Common stock issued in connection with acquisitions              --          --       4,834
  Common stock issued for employee benefits                       299       1,801          --
---------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   __________________________________________

               NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) Basis of presentation -- The consolidated financial statements include the accounts of Pacific Telecom, Inc. (PTI) and its subsidiaries (Company). The equity method is used to account for those affiliated companies in which the Company exerts significant influence through management agreements or ownership of 20 to 50 percent and for all cellular partnerships in which a Company subsidiary is a partner. All appropriate intercompany transactions and balances have been eliminated. The 1993 and 1992 consolidated financial statements reflect certain reclassifications to conform to the 1994 presentations.
     (b) Discontinued operations -- International Communications Holdings, Inc.
(ICH), the Company's international subsidiary, was shown as a discontinued operation in the consolidated financial statements and notes through September 1993 (Note 7).
     (c) Industry segmentation -- Although regulatory requirements impose structural separation in its operations, the Company operates predominately in the telecommunications industry providing voice, data and video communication services.
     (d) Regulatory authorities -- The accounting policies of the Company are in conformity with the requirements of the Federal Communications Commission (FCC) and the regulatory agencies of the various states in which the Company operates.
     (e) Telecommunications plant -- Telecommunications plant is stated at cost. Additions to plant include direct costs and related indirect charges. Depreciation and amortization are provided using the straight-line method based on the estimated service lives of the various classes of depreciable assets. Amounts charged to operations for depreciation expense reflect methods prescribed by regulators in the Company's regulated operations and, given the Company's operating environment, do not materially differ from estimated useful life determinations used to calculate depreciation estimates of the Company's nonregulated operations. These depreciation estimates and methods are applied consistently in both regulated and public financial presentations. The composite depreciation rate for depreciable telecommunications plant was 6.4 percent in 1994, 6.9 percent in 1993 and 7.4 percent in 1992. The depreciation rate decrease in 1994 is mainly due to the rate decrease ordered by the Alaska Public Utilities Commission for Alaska local exchange operations. The depreciation rate decrease in 1993 is attributable to the sale of the transponders on the satellite in late 1992.
     (f) Cash and cash equivalents -- The Company considers all investments with original maturities less than 90 days to be cash equivalents.
     (g) Income taxes -- In 1993, the Company retroactively adopted Statement of Financial Accounting Standards (SFAS) 109 "Accounting for Income Taxes" and restated prior year financial statements. The statement prescribes the liability method of accounting for income taxes, which requires that deferred income taxes be provided for all differences between the financial statement and tax bases of assets and liabilities. Deferred income taxes result primarily from differences between the financial statement and tax bases of depreciable assets and certain acquired assets, as well as employment related expenses not currently deductible.
     Excess deferred income taxes on regulated assets and liabilities resulting from the decrease in the statutory rates under the Tax Reform Act of 1986, net of an increase arising from the Revenue Reconciliation Act of 1993, are being amortized to income over the composite book life of the related assets as required by regulatory authorities.
          Investment tax credits relating to regulated telephone property, plant and equipment have been deferred and are being amortized over the estimated useful lives of the related assets.
     (h) Intangible assets -- These costs are primarily for franchises of local exchange and cellular companies acquired and goodwill established with the retroactive adoption of SFAS 109 and are being amortized generally over 40 years. Accumulated amortization of these costs at December 31, 1994 and 1993 was $33,448,000 and $25,903,000, respectively. Intangible assets related to nonconsolidated investments are included in "Investments" on the balance sheet. The Company will recognize impairments to intangible assets if the market value of the investment or the investment's ability to return cash to the Company through operations or through sale do not equal or exceed the carrying value of the investment, including related intangible assets (Notes 10 and 13).

     (i) Inventory -- Inventory on the North Pacific Cable represents the construction costs for the cable, which are carried at lower of cost or market and charged to income on an average cost per unit basis as capacity in the cable is sold. During 1993, inventory cost was reduced by approximately $19,200,000 as a result of an agreement reached with the consortium that constructed the cable.
     (j) Software capitalization -- The Company capitalizes initial operating system software development costs and expenses subsequent additions or modifications to operating system software. The Company also capitalizes application software that is purchased at a cost of $10,000 or more and with a useful life in excess of one year.
     (k) Revenue recognition -- The Company's subsidiaries participate with other telephone companies in access revenue pools for certain interstate and intrastate revenues, which are initially recorded based on estimates. Certain long distance network service revenues are estimated under cost separations procedures that base revenues on current operating costs and investments in facilities to provide such services. These estimates are subject to subsequent adjustment as refined operational information becomes available.
     (l) Net income per share -- Net income per share is based on the weighted average number of common shares outstanding during each of the periods.
     (m) Regulatory assets and liabilities -- At December 31, 1994 and 1993, respectively, the Company had $8,193,000 and $9,308,000 in regulatory assets and $14,196,000 and $23,554,000 in regulatory liabilities on its balance sheet. The regulatory assets were included in "Deferred charges" and the regulatory liabilities were included in "Other long-term liabilities." The regulatory assets arose from the income tax benefits provided to current ratepayers for pre-1987 tax deductible expenses that were capitalized on the books of the Company and for which no deferred taxes were provided. These regulatory assets are being reduced as the capitalized amounts are depreciated on the books and those expenses are recovered. The regulatory liabilities are made up of two items. The first relates to the excess deferred taxes that resulted from a reduction in the federal tax rate from 46 percent to 35 percent. This excess will not be paid to the federal government, but rather will reduce future revenue requirements from customers over the average life of the assets that generated the difference. In addition, the regulatory liability includes the tax savings resulting from this reduced revenue requirement created by the amortization of the excess deferred taxes. The second relates to a similar reduction in revenue requirements due to the tax savings resulting from amortization of deferred investment tax credits.

                   NOTE 2. TRANSACTIONS WITH RELATED PARTIES

     Approximately 87 percent of the Company's outstanding common stock is owned by PacifiCorp Holdings, Inc. (Holdings), a wholly-owned subsidiary of PacifiCorp. In November 1994, Holdings proposed a merger transaction in which it would have acquired the 13 percent minority interest of the Company for $28 per share in cash. Following a study of the proposal by a Special Committee of the PTI Board of Directors and upon the unanimous recommendation of the Special Committee and the full PTI Board of Directors, a definitive merger agreement was signed by Holdings and PTI on March 9, 1995. Under the merger agreement, the minority shareholders of PTI common stock would receive $30 in cash for each share held and PTI would become an indirect, wholly-owned subsidiary of PacifiCorp. The merger is conditioned upon, among other things, affirmative approval of the merger by holders of a majority of the approximately 5.3 million shares held by the unaffiliated public shareholders. The following is a summary of other transactions with PacifiCorp and various affiliates of the Company:
     (a) Notes payable -- The Company has an agreement that permits temporary cash advances to or from Holdings at short-term borrowing rates. There were no borrowings from Holdings in 1994 or 1993. Interest income related to cash advances to Holdings was $777,000 in 1994, $53,000 in 1993 and $115,000 in 1992.
     (b) Accounts and notes receivable - affiliates -- These amounts generally represent billings to affiliates for services provided by the Company, but in 1994 and 1993 the amount represents primarily a tax refund receivable from Holdings.
     (c) Access expense -- The long lines subsidiary recognized approximately $18,332,000 in 1994, $15,852,000 in 1993 and $15,073,000 in 1992 of interstate and intrastate access expense related to the Company's local exchange companies in Alaska. Due to the tariffed nature of access charges, the amounts were recorded as network access service revenues by the local exchange companies and have not been eliminated in the consolidated financial statements.

     (d) Income taxes -- The Company participates with PacifiCorp in filing consolidated income tax returns. The Company's income tax provisions are based on a separate company calculation of income taxes.
     (e) The Company rents its headquarters building from a 50 percent owned partnership. Annual rent was $1,661,000 in 1994, 1993 and 1992, 50 percent of which was included in administrative support.

                   NOTE 3. TELECOMMUNICATIONS PLANT IN SERVICE

     The average lives and balances by category of "Telecommunications plant in service" are (in thousands):

                                             Average
December 31,                                  Life        1994         1993
---------------------------------------------------------------------------
Central office equipment                       13   $  530,871   $  528,639
Poles, cable and conduit                       19      576,044      555,981
Building and towers                            29      169,974      193,123
Earth stations                                 15      117,595      124,894
Satellite                                      12       14,183        7,800
Other                                          14      141,886      146,605
---------------------------------------------------------------------------
  Telecommunications plant in service               $1,550,553   $1,557,042
===========================================================================

     Depreciation expense was $97,784,000, $103,894,000 and $107,986,000 for
1994, 1993 and 1992, respectively.

                   NOTE 4. LEASE AND MAINTENANCE ARRANGEMENTS

     The Company's operating lease and maintenance agreements relate to the use of headquarters buildings, certain data processing and customer premise equipment, satellite transponders, terrestrial communications circuits and cable maintenance and backhaul. These agreements generally contain provisions or options to renew the agreements at fair market rental rates. In October 1992, the Company's 16 transponders on the satellite were sold and leased back under an operating lease agreement with annual lease payments through July 1998 of $11,549,000. At the end of the lease, the Company has the option of either repurchasing the satellite or guaranteeing a minimum sales price to a non-affiliated party. The Company has no material capital lease obligations at this time. Under these noncancellable operating lease and maintenance agreements, minimum annual rental commitments are as follows (in thousands):

Year Ended December 31,                         Alascom     Other     Total
---------------------------------------------------------------------------
     1995                                      $ 22,303   $14,001  $ 36,304
     1996                                        21,687    11,826    33,513
     1997                                        21,241    10,502    31,743
     1998                                        39,847     9,911    49,758
     1999                                         5,786     4,703    10,489
     2000 and beyond                             61,225     5,026    66,251
---------------------------------------------------------------------------
  Total minimum lease and maintenance payments $172,089   $55,969  $228,058
===========================================================================

     Rent expense approximated $41,688,000 in 1994, $45,744,000 in 1993 and
$33,352,000 in 1992.
     The Company has an agreement for the provision of Alascom's satellite telemetry, tracking, control and protection services for approximately $5,747,000 per year terminating in 2001. AT&T will assume the lease and maintenance commitments of Alascom upon closing of the sale (Note 16).

                  NOTE 5. SALE OF SUBSIDIARIES AND INVESTMENTS

     On April 29, 1994, the Company completed the sale of PTI Harbor Bay, Inc. and Upsouth Corporation, to IntelCom Group, Inc. for 1,183,147 shares of IntelCom common stock and $200,000 in cash. On October 17, 1994, the Company sold its IntelCom stock. Cash proceeds of $15,934,000 and a gain of $1,007,000, net of tax and selling expenses, were recognized in 1994. The net assets of PTI Harbor Bay, Inc. and Upsouth Corporation of $13,941,000 were shown in "Other current assets" at December 31, 1993.
     In September 1993, the Company sold a cellular property which resulted in proceeds of $2,183,000 and an after-tax gain of $827,000.
     In March 1992, the Company sold its minority ownership interest in Catalina Marketing Corporation, a company that develops, markets, installs and maintains electronic scanner software and equipment for point of sale coupon distribution. The Company received cash proceeds of $26,247,000 and recognized an after-tax gain of $13,452,000 on the sale.
     During 1992, the Company sold or transferred several cellular properties. These transactions resulted in proceeds of $9,556,000 and after-tax gains of $4,289,000.

                              NOTE 6. INCOME TAXES

     The Company's effective combined state and federal income tax rate was 33.4 percent in 1994, 28.8 percent in 1993 and 32.6 percent in 1992. The difference between taxes calculated as if the statutory federal tax rate of 35 percent (34 percent in 1992) were applied to pre-tax income and the recorded tax expense is due to the following:

Year Ended December 31,                                   1994       1993       1992
------------------------------------------------------------------------------------
                                                               (in thousands)
Tax expense at statutory rates                        $ 42,758    $29,016    $33,923
State income taxes                                       1,702      3,185      8,159
Federal benefit of state income taxes                     (596)    (1,115)    (2,774)
Amortization of investment tax credits                  (4,355)    (4,795)    (5,441)
Amortization of excess deferred income taxes            (1,776)    (2,128)    (3,755)
Amortization of acquisition costs in excess of equity    2,086      1,994      1,486
Other                                                      947     (2,311)       928
------------------------------------------------------------------------------------
  Recorded tax expense                                $ 40,766    $23,846    $32,526
====================================================================================
Income tax expense for continuing operations consisted of:
Taxes currently provided                              $103,095    $27,600    $39,208
Deferred income taxes                                  (57,974)     1,041     (1,241)
Investment tax credits                                  (4,355)    (4,795)    (5,441)
------------------------------------------------------------------------------------
  Income tax expense                                  $ 40,766    $23,846    $32,526
====================================================================================

     The tax effect of significant items comprising the Company's net deferred tax liability are as follows:

December 31,                                              1994        1993
--------------------------------------------------------------------------
                                                           (in thousands)
Deferred tax liabilities:
  Property, plant and equipment                        $70,274    $126,476
  Cellular acquisition adjustments                      46,749      50,609
Deferred tax assets:
  Employment related liabilities                       (14,893)    (12,820)
  Valuation adjustments                                 (7,507)     (8,116)
  Reserve for self insurance                            (5,201)     (4,759)
  Other                                                   (422)    (10,510)
--------------------------------------------------------------------------
    Net deferred tax liability                         $89,000    $140,880
==========================================================================
Noncurrent tax liabilities                             $95,966    $153,455
Current tax assets                                      (6,966)    (12,575)
--------------------------------------------------------------------------
                                                       $89,000    $140,880
==========================================================================

                         NOTE 7. DISCONTINUED OPERATIONS

     In January 1993, the Company signed an agreement to sell TRT Communications, Inc. (TRT), a wholly-owned subsidiary of ICH, to IDB Communications Group, Inc. (IDB). ICH had been reported as a discontinued operation for financial statement reporting purposes. The remaining investment in ICH is now reported as a continuing operation.
     On September 23, 1993, the Company completed the sale of TRT and the stock of a smaller subsidiary to IDB for 4,500,000 shares of IDB common stock and $1,000,000 in cash. Based on the market value of IDB stock at closing, the Company recognized an after-tax gain from discontinued operations of $60,444,000, or $1.53 per share, on the sale. The market value of the IDB stock increased during 1993 resulting in the gain. The IDB common stock was registered and sold in a secondary public offering in November 1993, and the Company received $45 per share before commissions and expenses.
     The results of operations in 1992 included an after-tax loss from discontinued operations of $45,741,000, or $1.16 per share, of which $10,431,000 represents the 1992 operating losses of ICH and $35,310,000 represents a valuation adjustment resulting from the agreement with IDB. The valuation adjustment was based on the market value of IDB stock at the time the agreement was signed in January 1993, adjusted for closing costs and estimated fluctuations in IDB's stock price. Revenues, net of settlements, included in discontinued operations in 1992 were $108,498,000. The Company recorded tax expense of $26,011,000 in 1993 and tax benefits of $22,800,000 in 1992 with respect to the discontinued operations of ICH.

                              NOTE 8. PENSION PLAN

     Substantially all employees of the Company, except those who are members of the International Brotherhood of Teamsters and one local of the International Brotherhood of Electrical Workers (IBEW), are covered under the Company's pension plan. The Company recognized costs of $3,110,000 and $1,065,000 during 1994, $3,342,000 and $874,000 during 1993 and no cost and $651,000 during 1992 for contributions to the International Brotherhood of Teamsters and IBEW pension plans, respectively. The Company's plan provides benefits based upon an employee's total years of service and the highest five years compensation during the last 10 years of service. The Company's policy is to fund annually up to the maximum amount of the unfunded pension liability that can be deducted for federal income tax purposes.
     The Company's unrecognized net asset resulting from the initial application of SFAS 87 "Employer Accounting for Pensions", is being amortized over a 10-year period ending in 1996 for the Company's original plan and over a 20-year period ending in 2006 for the North-West Telecommunications, Inc. plan that was merged with the Company's plan on January 1, 1993. Net pension cost and funded status of the pension plans are summarized as follows:

December 31,                                                         1994       1993       1992
-----------------------------------------------------------------------------------------------
                                                                           (in thousands)
Service cost of benefits earned                                  $  4,308   $  3,671   $  4,066
Interest cost on the projected benefit obligation                   9,954      9,936      9,479
Actual loss (gain) on assets                                        1,592    (11,272)    (1,077)
Net amortization and deferral                                     (15,845)    (1,715)    (4,793)

-----------------------------------------------------------------------------------------------
  Total pension expense                                          $      9   $    620   $  7,675
===============================================================================================
Actuarial present value of benefit obligations:
  Accumulated benefit obligation                                 $112,176   $119,505   $ 97,242
===============================================================================================
  Portion of accumulated benefit obligation vested               $111,041   $118,228   $ 96,308
===============================================================================================
  Projected benefit obligation                                   $131,530   $142,448   $123,714
  Plan assets at fair value, primarily listed stocks and bonds    129,582    138,309    120,525
-----------------------------------------------------------------------------------------------
Plan assets less than projected benefit obligation                 (1,948)    (4,139)    (3,189)
Unrecognized net loss (gain)                                       (4,393)       238     (4,790)
Unrecognized prior service (benefit) cost                          (2,291)    (2,477)     1,240
Unrecognized net asset remaining from initial application
  of SFAS 87                                                       (6,409)    (8,282)   (10,154)
-----------------------------------------------------------------------------------------------
  Pension liability                                              $(15,041)  $(14,660)  $(16,893)
===============================================================================================

Assumptions used to develop pension plan information were:

December 31,                                     1994      1993      1992
--------------------------------------------------------------------------
Discount rate                                     8.5%      7.5%      9.0%
Estimated long-term rate of return on assets      9.0%      9.0%      9.0%
Assumed rate of increase in compensation levels   5.0%      5.0%      6.5%

     The Company's pension liability at December 31, 1994 was included in "Other long-term liabilities" on the balance sheet.
     Due to differences in the Company and the North-West Telecommunications, Inc. plans' provisions and the merging of these plans in 1993, the net unrecognized prior service cost was reduced by $3,990,000.
     In the fourth quarter of 1992, the Company offered an early retirement program to a group of corporate employees and employees of certain local exchange companies. In 1992, the Company recognized an expense of $7,331,000 relating to this early retirement program.
     The Company participates in PacifiCorp's K Plus Employee Stock Ownership and Savings Plan. Under this plan, eligible employees may elect to contribute a portion of their pay, within specified limits, to the plan. The Company makes a matching contribution of 50 percent of the employee's elective contribution. Employee elective contributions subject to matching are limited to six percent of pay. In addition, the Company makes a fixed contribution of two percent of pay per year. The costs to the Company for these contributions in 1994, 1993 and 1992 were $2,991,000, $2,838,000 and $2,943,000, respectively. The Company and
PacifiCorp also have long-term incentive plans for certain executive employees of the Company. Participants receive grants of restricted shares of the Company's common stock based on past performance of the companies. The granted shares generally vest over a four-year period. The costs to the Company for this benefit amounted to $80,000, $734,000 and $78,000 in 1994, 1993 and 1992,
respectively. Awards granted under this plan that are not yet vested are included as a contra balance in shareholders' equity under "Unearned stock compensation."
     In 1993, the Company adopted the Non-Employee Directors' Stock Compensation Plan. Directors who are employees of the Company or any affiliated companies are not eligible to participate. The participants' interest in the plan vests at 20 percent per year. The Company recognized a total cost for this plan of $640,000 in 1993, which includes past service costs of $602,000. Awards granted under this plan that are not yet vested are included as a contra balance in shareholders' equity under "Unearned stock compensation."

                      NOTE 9. OTHER POSTRETIREMENT BENEFITS

     The Company provides health care and life insurance benefits to eligible retired employees. Substantially all employees of the Company, except those who are members of the International Brotherhood of Teamsters, are covered under the Company's postretirement health care and life insurance plans. The postretirement health care and life insurance plans are noncontributory as long as the Company's cost per retiree remains below $300 per month ($600 per family per month). Generally, the health care plan pays stated percentages of most medical expenses, reduced for any deductible and payments made by government programs.
     Effective January 1, 1993, the Company adopted SFAS 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions." Under SFAS 106, the Company must recognize the cost of postretirement benefits over the active service period of its employees. The adoption of SFAS 106 increased postretirement benefit expenses by $3,000,000 in 1993 and an additional $1,000,000 in 1994. The Company's policy is to fund annually the maximum amount of postretirement benefit expense that can be deducted for federal income tax purposes. In 1993, the Company funded a total of $5,703,000 into a 401(h) and a VEBA trust. In addition, the Company funded $2,429,000 and $2,672,000 in 1994 and 1993, respectively, by directly paying postretirement benefit costs to third parties. The Company anticipates making additional tax deductible contributions into the 401(h) and VEBA trusts for 1994 totalling approximately $14,715,000. The Company will recognize the transition obligation, which represents the previously unrecognized prior service cost, over a period of 20 years. At January 1, 1993, the Company had a transition obligation of $38,356,000.

     The net funded status for the combined plans is shown below:

December 31,                                                          1994      1993
-------------------------------------------------------------------------------------
                                                                     (in thousands)
Accumulated postretirement benefit obligation (APBO):
  Retirees and dependents                                         $ 37,119  $ 40,601
  Fully eligible active plan participants                           11,089    11,080
  Other active plan participants                                    22,198    25,262
-------------------------------------------------------------------------------------
    APBO                                                            70,406    76,943
Plan assets at fair value, primarily listed stocks and bonds        (8,503)   (8,682)
-------------------------------------------------------------------------------------
APBO in excess of plan assets                                       61,903    68,261
Unrecognized transition obligation                                 (34,521)  (36,438)
Unrecognized prior service cost                                        675       742
Unrecognized net loss from changes in assumptions                   (1,666)  (13,419)
-------------------------------------------------------------------------------------
  Accrued postretirement benefit cost                             $ 26,391  $ 19,146
=====================================================================================

Net periodic postretirement benefit cost included the following components:

Year Ended December 31,                                               1994      1993
-------------------------------------------------------------------------------------
                                                                     (in thousands)
Service cost                                                        $2,307    $1,835
Interest cost on accumulated postretirement benefit obligation       5,836     5,055
Actual return on plan assets                                           180      (233)
Amortization of transition obligation over 20 years                  1,918     1,918
Net amortization and deferral                                         (620)       77
-------------------------------------------------------------------------------------
  Net periodic postretirement benefit cost                          $9,621    $8,652
=====================================================================================

Assumptions used to develop the accumulated postretirement benefit obligation information were:

December 31,                                               1994      1993
--------------------------------------------------------------------------
Discount rate                                               8.5%      7.5%
Estimated long-term rate of return on assets                9.0%      9.0%
Initial health care cost trend rate-under 65               11.0%     14.0%
Initial health care cost trend rate-over 65                10.0%     10.0%
Ultimate health care cost trend rate                        5.5%      5.0%


     The assumed health care cost trend rates gradually decrease over nine years. The health care cost trend rate assumptions have a significant effect on the amount reported. Increasing the assumed health care cost trend rate by one percentage point would increase the postretirement benefit obligation as of December 31, 1994 by $1,985,000, and the annual net periodic postretirement benefit costs by $254,000.
     The Company's long-term portion of the accrued postretirement benefit cost appears in "Other long-term liabilities" and the current portion of the accrued postretirement benefit cost appears in "Accrued liabilities" on the balance sheet at December 31, 1994.

                              NOTE 10. INVESTMENTS

     The investment balances, which included interest bearing advances of $4,000,000 and $5,241,000 at December 31, 1994 and 1993, respectively, are summarized as follows:

December 31,                                              1994       1993
-------------------------------------------------------------------------
                                                          (in thousands)
Equity investments:
  Cellular partnerships (a)                           $106,270   $110,120
  Other equity investees                                 1,585      1,317
Cost investments:
  Cellular partnerships                                    767        767
  Other                                                 14,988     17,693
-------------------------------------------------------------------------
    Investments                                       $123,610   $129,897
=========================================================================

     (a) Cellular partnerships include goodwill established under SFAS 109 of $23,814,000 in 1994 and $24,079,000 in 1993, which is net of accumulated amortization of $2,767,000 and $2,149,000, respectively.

                            NOTE 11. SHORT-TERM DEBT

     Short-term debt consisted of outstanding notes payable under borrowing arrangements with various banks and other lenders. Information regarding short-term debt follows:

                                      At December 31,                  During the Year
                                     ------------------     -------------------------------------
                                                Average                                   Average
                                               Interest         Maximum        Average   Interest
                                     Balance       Rate     Outstanding    Outstanding       Rate
-------------------------------------------------------------------------------------------------
                                                     (in thousands except percentages)
1994
  NOTES PAYABLE - BANKS              $12,000       6.8%        $ 20,000       $  9,292       5.0%
  NOTES PAYABLE - OTHER                9,713       8.4           11,713          5,164       5.6

1993
  Notes payable - banks              $18,000       3.4%        $165,844       $ 65,955       3.8%
  Notes payable - other                6,903       3.6            6,903          1,151       3.4

1992
  Notes payable - banks              $71,066       3.9%        $230,700       $162,750       4.2%
  Notes payable - other                   --        --            7,903          4,233       4.1

     The average interest rate is calculated by dividing the actual short-term interest expense by the average daily weighted balance of short-term debt outstanding for the year.

                             NOTE 12. LONG-TERM DEBT

      Long-term debt consisted of the following:

December 31,                                                             1994(a)     1993
-----------------------------------------------------------------------------------------
                                                                        (in thousands)
2%-11.8% First mortgage notes payable under U.S. Government-
  sponsored loan programs, maturities through 2028                   $142,766    $139,224
9%-11.3% First mortgage notes, maturities through 1999                 16,307      16,461
8%-12% Unsecured notes, maturities through 2007                        24,025      24,913
8.75% Unsecured senior notes, maturities through 1996                      --      18,000
5.9%-9.4% Unsecured medium-term notes, maturities through 2006 (b)    184,500     204,500
5.8% Unsecured term note, matured 1994 (b)                                 --      40,000
6.2% Other available banking arrangements (b)                          25,000          --
-----------------------------------------------------------------------------------------
  Total                                                               392,598     443,098
Less current maturities                                                15,601      16,429
-----------------------------------------------------------------------------------------
  Long-term debt                                                     $376,997    $426,669
=========================================================================================

     (a) The weighted average cost of long-term debt outstanding at December 31, 1994 was 7.6 percent.
     (b) Based upon management's intent and the Company's ability to support the debt on a long-term basis through its revolving credit agreement, $25,000,000 of borrowings under other available banking arrangements at December 31, 1994, were classified as long-term debt. At December 31, 1993, the Company classified $15,000,000 of unsecured medium-term notes and the unsecured term note of $40,000,000, both maturing in 1994, as long-term debt. The Company used proceeds from the sale of IDB Communications Group, Inc. stock in November 1993 to repay the commercial paper and borrowings under the revolving credit agreement (Note
7).

     On November 13, 1991, the Company entered into a $300,000,000 revolving credit agreement. Borrowings under the revolving credit agreement bear interest at rates based on bids from participating banks, certain prime rates, interbank borrowing rates or certificate of deposit rates. The revolving credit agreement has been renewed for a five-year term ending in November 1999. Annual commitment fees on the revolving credit agreement are currently .125 percent of the total authorized amount. Available funds under the revolving credit agreement at December 31, 1994 were $300,000,000.
     At December 31, 1994, approximately $786,586,000 of telecommunications plant in service was pledged as collateral under various loan agreements. Certain agreements also contain provisions restricting the payment of cash dividends. At December 31, 1994, consolidated retained earnings available for dividends and other distributions were $234,939,000, all of which were available from the retained earnings of subsidiaries.
     Long-term debt maturing annually within each of the four years subsequent to 1995 is as follows: 1996 -- $5,823,000; 1997 -- $16,005,000; 1998 --
$29,164,000; 1999 -- $37,228,000.

         NOTE 13. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments are summarized as follows:

                                            DECEMBER 31, 1994        December 31, 1993
                                         ----------------------   ----------------------
                                         CARRYING     ESTIMATED   Carrying     Estimated
                                           AMOUNT    FAIR VALUE     Amount    Fair Value
----------------------------------------------------------------------------------------
                                                          (in thousands)
Cash and temporary investments and
  net trade accounts (a)                 $ 51,177      $ 51,177   $ 55,625      $ 55,625
Investments at cost (Note 10) (b)          15,755        15,927     18,460        18,460
Long-term debt and notes payable
  (Notes 11 and 12) (c)                   414,311       405,562    468,001       487,115

     (a) The carrying amount approximates fair value because of the short maturity of these instruments.
     (b) The fair values of the other investments are estimated based on quoted market prices for these or similar investments, or the investment's ability to return cash to the Company through the sale of the investment.
     (c) The fair value of the Company's long-term debt is estimated using the discounted cash flow method based on the quoted market rates and prices for the same or similar issues of the same remaining maturities. The discount rate is determined using U.S. Treasury rates plus the average spread for the Company quoted by several dealers. Prepayment penalties and other costs of debt retirement are not reflected in these estimates.

     The fair value of the interest rate swap agreement, obtained from the counterparty of the swap agreement, was a net payable position of $2,904,000 at December 31, 1993. The Company terminated the agreement during 1994 at a cost of $1,418,000 and currently has no other derivatives. The interest rate swap agreement was initiated to limit the Company's exposure to interest rate fluctuations with the intent to reduce interest expense.

                     NOTE 14. COMMITMENTS AND CONTINGENCIES

     In May 1994, the Company signed definitive agreements with USWC under which the Company has agreed to purchase certain telephone exchange assets in Oregon and Washington for approximately $180,000,000. Completion of this transaction will be dependent upon appropriate regulatory approvals, expected to be received during 1995. Such regulatory approvals may establish service commitments for the Company related to customers served by the assets to be acquired.
     Expenditures under the Company's 1995 construction and capital expenditure program are expected to approximate $127,496,000. This amount includes $20,732,000 to construct and upgrade plant in Colorado that the Company purchased from USWC. The construction and upgrade program will accelerate single-party service and digital switching required by the Colorado Public Utilities Commission. There are currently no long-term construction projects underway.
     As of December 31, 1994, 130,587 shares of common stock were reserved for issuance under the Company's profit sharing and savings plan (Note 8).
     The Company is a party to various legal claims, actions and complaints. Although the ultimate resolution of legal proceedings cannot be predicted with certainty, management believes that disposition of these matters will not have a material adverse effect on the Company's consolidated financial results.

                            NOTE 15. SUBSEQUENT EVENT

     On February 15, 1995, the Company closed the acquisition of local exchange assets in Colorado from USWC. The Company acquired assets in 45 local exchanges that serve approximately 50,000 access lines, largely in rural areas of Colorado. The Company paid approximately $200,000,000 at closing for the assets acquired, with funds being provided from short-term borrowings. These funds are expected to be repaid with proceeds from the sale of Alascom (Note 16).

                     NOTE 16. PENDING SALE OF ALASCOM, INC.

     In October 1994, the Company signed an agreement to sell the stock of Alascom to AT&T Corp. (AT&T) in a transaction providing $365,000,000 in proceeds. Under the terms of the agreement, AT&T will pay $290,000,000 in cash for the Alascom stock and for settlement of all past cost study issues. AT&T has also agreed to allow PTI to retain a $75,000,000 transition payment, which was used to reduce telecommunications plant, made by AT&T to Alascom in July 1994 pursuant to an FCC order. AT&T made a down payment of $30,000,000 to the Company upon signing the stock purchase agreement, which would be applied to the final $75,000,000 transition payment required in the FCC order if the sale failed to close. The $30,000,000 down payment was shown in "Other long-term liabilities" at December 31, 1994. The remaining $260,000,000 is to be paid when the transaction closes. Closing of the sale of Alascom is subject to certain conditions, including receipt of state and federal regulatory approvals that are expected to be received during the first half of 1995. The Company anticipates recognizing a material gain from the sale of Alascom. The Company has agreed to provide accounting, data processing and human resource service support for up to 15 months following the sale to allow for a smooth transition in exchange for certain equipment that the Company intends to incorporate in its LEC operations.
     Condensed financial information for Alascom is as follows:

December 31,                                                  1994       1993
-----------------------------------------------------------------------------
                                                              (in thousands)
Current assets                                            $ 82,680   $101,329
Net plant                                                  185,527    274,705
Other assets                                                 7,509      8,366
-----------------------------------------------------------------------------
  Total assets                                            $275,716   $384,400
=============================================================================
Current liabilities                                       $ 69,872   $ 49,508
Long-term liabilities                                        9,383     90,059
Equity                                                     196,461    244,833
-----------------------------------------------------------------------------
  Total liabilities and equity                            $275,716   $384,400
=============================================================================

Twelve months ended December 31,                   1994       1993       1992
-----------------------------------------------------------------------------
                                                         (in thousands)
Operating revenues                             $343,506   $337,843   $346,750
Operating income                                 80,651     59,454     60,067

                  NOTE 17. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for 1994 and 1993 are as follows:

Three Months Ended                       Dec. 31   Sept. 30   June 30   March 31
--------------------------------------------------------------------------------
                                        (in thousands except per share amounts)
1994
  OPERATING REVENUES                    $174,186   $194,448  $170,541   $165,787
  OPERATING INCOME                        40,246     54,952    34,782     34,661
  NET INCOME                              18,284     29,681    17,634     15,800
  NET INCOME PER SHARE                       .46        .75       .44        .40
1993
  Operating revenues                    $177,016   $181,317  $174,025   $169,753
  Operating income                        37,957     36,590    34,549     32,552
  Income from continuing operations       16,836     14,034    13,987     14,201
  Net gain from discontinued operations       --     60,444        --         --
  Net income                              16,836     74,478    13,987     14,201
  Income per share from
    continuing operations                    .43        .35       .35        .36
  Net income per share                       .43       1.88       .35        .36

     Increased net income in the third quarter of 1994 resulted from the settlement of all open revenue studies relating to the Joint Services Agreement, which resulted in long lines interstate revenue increases of $18,706,000 (Note
16). Net income from discontinued operations in the third quarter of 1993 resulted from the sale of TRT and a smaller subsidiary to IDB (Note 7). The year 1993 included $2,327,000 of after-tax valuation adjustments in the third quarter and $2,497,000 of after-tax valuation adjustments in the fourth quarter for certain noncore businesses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     No information is required to be reported pursuant to this item.

                                    PART III
________________________________________________________________________________

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table shows, with respect to each of the Company's directors, his or her name, age, other positions and offices with the Company, principal occupation or employment for the past five years and the year first elected a director of the Company. Directors are elected annually by the Company's shareholders. There are no family relationships between any directors or executive officers of the Company. See Item 12. "Security Ownership of Certain Beneficial Owners and Management" for information concerning stock ownership by directors and certain executive officers.

                                                                                   Director
Name                Age  Principal Occupation                                       Since
--------------------------------------------------------------------------------------------
Joyce E. Galleher   65   Secretary-Treasurer of JODI (real estate, equipment         1982
                         leasing), Poulsbo, Washington

Roy M. Huhndorf     54   President and Chief Executive Officer of Cook Inlet         1991
                         Region, Inc. (native regional corporation), Anchorage,
                         Alaska

Donald L. Mellish   67   Director and Chairman of the Executive Committee            1992
                         of the National Bank of Alaska, Anchorage, Alaska

Charles E. Robinson 61   Chairman, Chief Executive Officer and President of          1982
                         the Company; Chairman and Chief Executive Officer
                         from October 1990 to December 1992; President and
                         Chief Executive Officer from April 1985 to October 1990;
                         Chairman, Chief Executive Officer and
                         President of Alascom, Inc.

Sidney R. Snyder    68   President, Sid's Super Market, Inc.; Washington State       1973
                         Senator, Olympia, Washington

Nancy Wilgenbusch   47   President, Marylhurst College, Portland, Oregon;            1990
                         Director, PacifiCorp

     The executive officers of PTI are as set forth below:

Name                     Age    Position
--------------------------------------------------------------------------------------------
Charles E. Robinson      61     Chairman, President, Chief Executive Officer and Director
James H. Huesgen         45     Executive Vice President and Chief Financial Officer
Diana E. Snowden         47     Senior Vice President, Local Exchange Company Operations
Donn T. Wonnell          48     Vice President, Regulatory Affairs and Corporate Secretary
Donald A. Bloodworth     38     Vice President, Revenue Requirements and Controller
Wesley E. Carson         44     Vice President, Human Resources
Brian M. Wirkkala        54     Vice President and Treasurer

     The executive officers of PTI are elected annually for one year and hold office until their successors are elected and qualified.
     Mr. Robinson was elected Chairman of the Board in February 1989. In April 1982, he was elected Director, President and Chief Operating Officer. He became Chief Executive Officer in April 1985. Mr. Robinson is also President and Chairman of the Board of Alascom.
     Mr. Huesgen, a CPA, was elected Executive Vice President and Chief Financial Officer in October 1990. He had served as Vice President, Accounting and Financial Planning since February 1989 and as Controller since July 1986.
     Ms. Snowden was elected Senior Vice President, Local Exchange Company Operations in December 1994. From May 1993 to November 1994, she had served as Senior Vice President of Pacific Power & Light Company. Prior to that, she had served as Vice President of Pacific Power & Light Company since 1986.
     Mr. Wonnell, an attorney, was elected Vice President, Regulatory Affairs and Corporate Secretary in February 1991. Prior to joining the Company, he was engaged in the private practice of law and in corporate development activities.
     Mr. Bloodworth, a CPA, was elected Vice President, Revenue Requirements and Controller in April 1993. From October 1987 to April 1993, he was employed by PacifiCorp Financial Services, Inc., most recently as Vice President and Treasurer. Additionally, from January 1992 to April 1993, he served as Vice President and Treasurer of PacifiCorp Holdings, Inc. and Assistant Treasurer of PacifiCorp.
     Mr. Carson, an attorney, was elected Vice President, Human Resources in November 1991. He had served as Manager, Employee Relations since February 1990 and as Manager, Labor Relations since February 1989.
     Mr. Wirkkala was elected Vice President and Treasurer in February 198l.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth information concerning compensation for services in all capacities to the Company and its subsidiaries for fiscal years ended December 31, 1994, 1993 and 1992 of those persons who were, at December 31, 1994, the Chief Executive Officer of the Company and the other four most highly compensated executive officers of the Company.

                                                  SUMMARY COMPENSATION TABLE
                                                                                           Long-Term
                                                 Annual Compensation                      Compensation
                                     --------------------------------------  ------------------------------------------
                                                                      Other  Restricted     Long-Term               All
                                                  Annual             Annual       Stock     Incentive             Other
Name and Principal Position            Salary      Bonus    Compensation(1)       Award       Payouts   Compensation(2)
-----------------------------------------------------------------------------------------------------------------------
Charles E. Robinson,          1994   $403,500   $322,800             $   --     $87,294(3)   $     --           $10,691
President, Chief Executive    1993    387,500    232,500                 --      85,500(4)    185,865(5)         12,611
Officer and Chairman of       1992    375,000         --                 --          --       380,419(5)         12,006
the Board of Directors

James H. Huesgen,             1994    194,202    145,940                 --      55,125(3)         --             9,051
Executive Vice President and  1993    184,200     96,700                 --          --       111,967(5)          9,691
Chief Financial Officer       1992    175,850         --              1,528          --       209,696(5)         10,268

Donn T. Wonnell,              1994    154,103     83,351                 --      44,100(3)         --             8,726
Vice President and            1993    145,601     54,600                 --          --        53,742(5)          8,383
Corporate Secretary           1992    134,800         --                 --          --        42,762(5)          8,718

Donald A. Bloodworth,         1994    127,861     47,944                356      22,050(3)         --             8,511
Vice President, Revenue       1993     83,370     46,000                 --          --        22,392(5)          4,518
Requirements and              1992         --         --                 --          --            --                --
Controller

Wesley E. Carson,             1994    117,658     44,119                 10      22,050(3)         --             8,433
Vice President,               1993    111,451     41,800                 --          --        35,001(5)          6,416
Human Resources               1992    101,050         --                 --          --        23,028(5)          6,536


     (1) Amounts shown for 1994 include (a) $10 of interest earned on deferred compensation accounts in excess of 120 percent of the applicable federal long-term rate for each of Messrs. Bloodworth and Carson, and (b) $346 in tax reimbursement for Mr. Bloodworth.
     (2) Amounts shown for 1994 include (a) contributions to defined contribution plans of $7,500 for each of Messrs. Robinson, Huesgen, Wonnell, Bloodworth and Carson, and (b) premiums on term life insurance policies of $3,191, $1,551, $1,226, $1,011 and $933 for Messrs. Robinson, Huesgen, Wonnell,
Bloodworth and Carson, respectively.
     (3) Restricted stock grants made in connection with the 1994 restatement of the Company's Long-Term Incentive Plan (Restated Plan). Dividends are payable with respect to such shares from the date of grant. At December 31, 1994, the aggregate value of all restricted stock holdings held by Mr. Robinson, Mr. Huesgen, Mr. Wonnell, Mr. Bloodworth and Mr. Carson, based on the market value of the shares at December 31, 1994, without giving effect to the diminution of value attributable to the restrictions on such stock, were $106,890, $67,500, $54,000, $27,000 and $27,000, respectively.
     (4) Restricted stock grant made in connection with the 1993 restatement of PacifiCorp's long-term incentive plan, in which Mr. Robinson is a participant. Dividends are payable with respect to such shares from the date of grant.
     (5) Prior to its restatement, the Company's Long-Term Incentive Plan had a four-year performance cycle ending December 31, 1992. For that performance cycle, the performance criteria were relative return on equity compared to an industry composite and earnings per share growth. In connection with the adoption of the Restated Plan, the Company terminated the performance cycle that was to end December 31, 1994 and made prorated awards in December 1993 for that performance cycle. The performance objectives for that performance cycle were earnings per share growth and return on equity compared to a five-year Treasury Bond rate.

                              DIRECTOR COMPENSATION

     The Company's directors, other than Mr. Robinson, are each paid $12,000 per year, $750 per board meeting and $900 for the chairperson or $750 for committee members for committee meetings.
     Ms. Galleher and Messrs. Huhndorf, Mellish and Snyder are members of the Special Committee of PTI's Board of Directors formed in connection with the proposed merger transaction in which Holdings would acquire the publicly held minority interest of PTI. Mr. Mellish served as Chairman of the Special Committee and received a fee of $20,000 and $750 per meeting attended. Each other member of the Special Committee received a fee of $15,000 and $750 per meeting attended.
     Under the Company's Non-Employee Director Stock Compensation Plan, directors of the Company who are not employees of the Company or any of its subsidiaries or of PacifiCorp or any of PacifiCorp's subsidiaries are awarded approximately $37,500 worth of the Company's common stock every five years. Non-employee directors having fewer than five years of service remaining before reaching retirement age receive stock awards equivalent to approximately $7,500 for each remaining year. The director's right to receive the stock awarded under this provision of the plan accrues over the five-year period following the award or shorter period to retirement and unaccrued shares are forfeited if the recipient ceases to be a director prior to the end of the five-year period. Accrued shares vest upon the director's retirement and are subject to forfeiture prior to retirement if the director (a) fails to attend at least 50 percent of the meetings of the Board of Directors or committee of which the director is a member, (b) is removed by the Board of Directors for cause, or (c) becomes a director of or is otherwise employed by a competing entity. The shares awarded under the plan are purchased in the open market with funds supplied by the Company, and the certificates representing the shares and the dividends earned on the shares are then held by the Company until the shares vest. No awards were made pursuant to this plan during 1994.

                             SEVERANCE ARRANGEMENTS

     The Company adopted an Executive Officer Severance Plan effective January 1, 1994 under which certain executive officers of the Company, including Messrs. Robinson, Huesgen, Wonnell and Carson, will receive a severance payment equal to twice the executive's total cash compensation during the last full calendar year upon termination of employment with the Company. The severance payment will be made to the executive in 24 equal monthly payments following the date of the termination of his employment, and the payments may be terminated by the Company if the executive accepts employment with a competitor of the Company or its affiliates. The plan does not apply to the termination of an executive for reasons of normal retirement, death or total disability, or to a termination for cause or a voluntary termination. "Voluntary termination" does not include a change in reporting relationship, a material change in authority or a change in control of the ownership of the Company that results in a change in position that is detrimental to the executive officer, unless such change in reporting relationship, authority or control is agreed to by the executive officer. Under the plan, "cause" for termination includes any act by an executive that is materially contrary to the interests of the Company or its affiliates and the willful and continued failure by an executive to devote his full business time and efforts to the business affairs of the Company or its affiliates. In February 1995, the Personnel Committee of the Board of Directors extended the termination date of the plan from December 31, 1995 to December 31, 1997.

                                RETIREMENT PLANS

     The Company and many of its subsidiaries have adopted a noncontributory defined benefit retirement plan (Retirement Plan) for their employees (other than employees subject to collective bargaining agreements that do not provide for coverage). Certain of the Company's executive officers, including Messrs. Robinson, Huesgen and Wonnell, are also eligible to participate in PacifiCorp's non-qualified Supplemental Executive Retirement Plan (SERP). The plans provide benefits at retirement payable for life based on length of service with the Company or its subsidiaries and average pay in the 60 consecutive months of highest pay out of the last 120 months. Actuarially equivalent alternative forms of benefits are also available at the participant's election. Retirement benefits are reduced to reflect Social Security benefits. For participants in both plans, pay includes salary and bonuses, as reflected in the Summary Compensation Table. For participants in the Retirement Plan only, pay includes base salary plus bonuses up to 10 percent of base pay, reduced by any nonqualified salary reductions elected by the employee. Accrued benefits are completely unvested until an employee has five years of service or reaches age 65, when the benefits become 100 percent vested. The SERP provides a normal retirement benefit of 65 percent of final average pay reduced by the amount of Social Security benefits and certain other retirement benefits. SERP participants are eligible to receive full benefits after age 62 with 30 years of service or at age 65 with at least 15 years of service. Participants in the SERP are also entitled to receive reduced benefits upon early retirement after age 55 and at least five years of service.
     The following table shows the estimated annual retirement benefit payable upon normal retirement at age 65 as of January 1, 1995. Amounts in the table reflect payments from the Retirement Plans and the SERP combined.

  Final Average
  Annual Pay at
Retirement Date                      Years of Credited Service
---------------------------------------------------------------------------
                               5            15            25             30
---------------------------------------------------------------------------
     $  200,000         $ 43,333      $130,000      $130,000       $130,000
        400,000           86,667       260,000       260,000        260,000
        600,000          130,000       390,000       390,000        390,000
        800,000          173,333       520,000       520,000        520,000
      1,000,000          216,667       650,000       650,000        650,000

     (1) The benefits shown in the table above assume that the individual will remain in the employ of the Company until normal retirement at age 65 and that the plans will continue in their present form. Amounts shown above do not reflect the Social Security offset.
     (2) The number of credited years of service used to compute benefits under the Retirement Plan for Messrs. Robinson, Huesgen and Wonnell are 30, 11 and 4.

     Messrs. Bloodworth and Carson are accruing benefits only under the Retirement Plan. The following table shows the estimated annual benefits payable under the Retirement Plan upon normal retirement at age 65 as of January 1, 1995:

  Pension
Qualified
   Salary                            Years of Credited Service
---------------------------------------------------------------------------
                         10          15          20          25          30
---------------------------------------------------------------------------
 $ 50,000           $ 8,065     $12,097     $16,130     $20,162     $24,194
  100,000            17,815      26,722      35,630      44,537      53,444
  150,000            27,565      41,347      55,130      68,912      82,694

     (1) Amounts shown above reflect Social Security Covered Compensation for a participant turning age 65 in 1995. The number of credited years of service used to compute benefits under the Retirement Plan for Messrs. Bloodworth and Carson are 11 and 11, respectively.
     (2) 1994 pension qualified salary used to compute Retirement Plan benefits for Messrs. Bloodworth and Carson was $140,635 and $129,415, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding the beneficial ownership, as of January 31, 1995, of the Company's common stock and common stock of PacifiCorp by (i) each director of the Company, (ii) each of the executive officers named in the Summary Compensation Table and (iii) all executive officers and directors of the Company as a group. As of January 31, 1995, each of the directors and executive officers identified below and all executive officers and directors of the Company as a group owned less than one percent of the Company's common stock and less than one percent of the common stock of PacifiCorp. No person is known by the Company to be the beneficial owner of more than five percent of the Company's common stock, except that, as of January 31, 1995, PacifiCorp Holdings, Inc., a wholly-owned subsidiary of PacifiCorp, was the beneficial owner of 34,325,181 shares of the Company's common stock, which represents approximately 86.6 percent of the Company's common stock. PacifiCorp Holdings, Inc. has pledged those shares to Chemical Bank, as agent for a group of lenders, as security for repayment of certain obligations of PacifiCorp Holdings, Inc. The address of PacifiCorp Holdings, Inc. is 700 N.E. Multnomah, Suite 1600, Portland, OR 97232.

                                                                   Number of            Number of
                                                                   Shares of            Shares of
                                                             Pacific Telecom           PacifiCorp
Beneficial Owner                                             Common Stock(1)      Common Stock(1)
-------------------------------------------------------------------------------------------------
Joyce E. Galleher                                                      5,284                  100
Roy M. Huhndorf                                                        2,472                  100
Donald L. Mellish                                                      5,084                3,000
Charles E. Robinson                                                   72,166                9,767
Sidney R. Snyder                                                       7,769                   --
Nancy Wilgenbusch                                                      2,711                5,687
James H. Huesgen                                                      22,875                2,978
Donn T. Wonnell                                                        6,766                  995
Donald A. Bloodworth                                                   4,492                2,312
Wesley E. Carson                                                       4,167                1,249
All executive officers and directors as a group (12 persons)         157,698               34,119

     (1) Includes ownership of (a) shares held by family members even though beneficial ownership of such shares may be disclaimed, (b) shares granted and subject to vesting as to which the individual has voting but not investment power under one or more of the stock based compensation plans of the Company or PacifiCorp, and (c) shares held for the account of such persons under the PacifiCorp Compensation Reduction Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     PacifiCorp provides certain corporate services to the Company, at PacifiCorp's cost, under a Management Services Agreement. In addition, an indirect subsidiary of PacifiCorp provides certain air transportation services to the Company and its subsidiaries. For the year ended December 31, 1994, billings to the Company under these agreements totaled $1,702,000. During 1994, a subsidiary of PacifiCorp also billed the Company $884,000, primarily for computer hardware lease payments, and PacifiCorp billed the Company $126,000 for pole contact rental.
     The Company provides certain computer services to PacifiCorp. During 1994, the Company billed PacifiCorp $197,000 for these services.
     Pursuant to the terms of an intercompany borrowing arrangement, from time to time the Company and PacifiCorp Holdings, Inc. (Holdings) make open account advances to each other. Advances are evidenced by notes, payable on demand, and bear interest at a short-term market rate. No advances were made from Holdings to the Company during 1994. The daily weighted average balance of advances to Holdings was $15,309,000 during 1994, with a weighted average interest rate of
5.1 percent. No advances to Holdings were outstanding on December 31, 1994. The Company joins with PacifiCorp in filing a consolidated federal income tax return along with unitary state income tax returns and will pay an estimated $101,500,000 to PacifiCorp for the Company's 1994 federal and state income taxes.
     Holdings entered into an agreement and plan of merger with the Company, dated as of March 9, 1995, pursuant to which Holdings would acquire the 13 percent publicly held minority interest in the Company for $30 per share. See
Item 1. "Business -- Introduction" for additional information concerning the proposed merger.

                                     PART IV
________________________________________________________________________________

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                 PAGE REFERENCES


(a)  The following documents are filed under Item 8 of this Report.

     (1)  Index to Consolidated Financial Statements:
          Independent Auditors' Report                                  35
          Consolidated Statements of Income for the years ended
            December 31, 1994, 1993 and 1992                            36
          Consolidated Balance Sheets at December 31, 1994 and 1993     37
          Consolidated Statements of Changes in Shareholders' Equity
            for the years ended December 31, 1994, 1993 and 1992        38
          Consolidated Statements of Cash Flows for the years ended
            December 31, 1994, 1993 and 1992                            39
          Notes to Consolidated Financial Statements                  40-51

     (2)  Supplemental Schedules*

*All schedules have been omitted because of the absence of the conditions under which they are required or because the required information is included elsewhere in the financial statements filed under Item 8 of this Report.

          (3)  Exhibits:

 2 Agreement for Purchase and Sale of Exchanges between US WEST Communications, Inc. and the Registrant dated August 30, 1993. (Incorporated by reference to Exhibit 2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-873.)
 2A Agreement for Purchase and Sale of Exchanges between US West Communications, Inc., Telephone Utilities of Eastern Oregon, Inc. and the Registrant dated May 5, 1994.
 2B Agreement for Purchase and Sale of Exchanges between US WEST Communications, Inc., Telephone Utilities of Washington, Inc. and the Registrant dated May 5, 1994.
 2C Stock Purchase Agreement by and among AT&T Corp. and the Registrant dated October 1, 1994.
 2D Agreement and Plan of Merger, dated as of March 9, 1995, by and among Pacific Telecom, Inc., PacificCorp Holdings, Inc. and PXYZ Corporation. (Incorporated by reference to Exhibit 2A of the Registrant's Current Report on Form 8-K dated March 9, 1995, File No. 0-873.)
 2E Agreement dated as of March 9, 1995, by and between PacifiCorp and Pacific Telecom, Inc. (Incorporated by reference to Exhibit 2B of the Registrant's Current Report on Form 8-K dated March 9, 1995, File No. 0-873.)
 3A Restated Articles of Incorporation of the Registrant, as amended June 13, 1990. (Incorporated by reference to Exhibit 3A of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990, File No. 0-873.)
 3B Bylaws of the Registrant, as amended and restated effective April 30, 1993. (Incorporated by reference to Exhibit 3B of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-873.)
 4 Indenture dated as of September 20, 1991, between the Company and The First National Bank of Chicago, as Trustee for the Series B Medium-Term Notes. (Incorporated by reference to Exhibit 4 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991, File No. 0-873.)

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

*10A Executive Bonus Plan, dated October 26, 1990. (Incorporated by reference to Exhibit 10B of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, File No. 0-873.)
 10B Intercompany Borrowing Agreement between the Registrant, Inner PacifiCorp, Inc. (now PacifiCorp Holdings, Inc.) and certain other affiliated companies dated as of April 1, 1991. (Incorporated by reference to Exhibit 10A of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1991, File No. 0-873.)
 10C Management Services Agreement between the Registrant and Pacific Power & Light Company. (Incorporated by reference to Exhibit 10D of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1980, File No. 0-873.)
 10D Lease Agreement between Northwestel, Inc. and Alascom, Inc., dated January 3, 1990. (Incorporated by reference to Exhibit 10D of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, File No. 0-873.)
*10E PacifiCorp Supplemental Executive Retirement Plan 1988 Restatement, as amended. (Incorporated by reference to Exhibit 10(i) of PacifiCorp's Form 10-K for the year ended December 31, 1994, File No. 1-5152.)
*10F Pacific Telecom, Inc. Long-Term Incentive Plan 1994 Restatement dated as of January 1, 1994. (Incorporated by reference to Exhibit 10F of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-873.)
*10G PacifiCorp Long-Term Incentive Plan 1993 Restatement. (Incorporated by reference to Exhibit 10G of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-873.)
*10H Form of Restricted Stock Agreement under the PacifiCorp Long-Term Incentive Plan 1993 Restatement. (Incorporated by reference to Exhibit 10H of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-873.)
 10I Credit Agreement dated as of November 13, 1991. (Incorporated by reference to Exhibit 10M of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, File No. 0-873.)
 10J Lease Intended for Security dated March 12, 1993, among Alascom, Inc., as lessee, Norwest Bank Minnesota, as Agent, and certain institutions as lessors. (Incorporated by reference to Exhibit 10K of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, File No. 0-873.)
*10K Non-employee Directors' Stock Compensation Plan dated April 5, 1993. (Incorporated by reference to Exhibit 10L of the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1992, File No. 0-873.)
*10L  Executive Deferred Compensation Plan dated as of January 1, 1994 as amended.
*10M Form of Restricted Stock Agreement under Pacific Telecom, Inc. Long-Term Incentive Plan dated as of February 4, 1994. (Incorporated by reference to
      Exhibit 10(o) of PacifiCorp's Annual Report on Form 10-K/A for the year ended December 31, 1993, File No. 1-5152.)
*10N  Executive Officer Severance Plan dated as of January 1, 1994.
 10O  Second Amendment to the Credit Agreement dated November 29, 1994.
 12   Statements re Computation of Ratios
 21   Subsidiaries
 23   Independent Auditors' Consent
 27   Financial Data Schedule
--------
*This exhibit constitutes a management contract or compensatory plan or arrangement.

(b)   Reports on Form 8-K.
           On Form 8-K dated December 9, 1994, under Item 5. "Other Events," the Company reported that the Special Committee of the Board of Directors of the Company retained financial advisors and legal counsel to assist in evaluating and responding to the offer made by PacifiCorp Holding, Inc. to acquire the 13 percent minority interest in the Company. The Company also reported information with respect to a lawsuit relating to the proposed purchase of minority interest.

           On Form 8-K dated February 6, 1995, under Item 5. "Other Events," the Company reported that litigation brought by certain minority shareholders of the Company, in connection with the pending offer of PacifiCorp Holding, Inc. to acquire the outstanding minority interest in the Company, had been dismissed.
           On Form 8-K dated February 15, 1995, under Item 2. "Acquisition and Disposition of Assets," the Company reported the purchase of local exchange assets in Colorado from US WEST Communications, Inc.
           On Form 8-K dated March 9, 1995, under Item 5. "Other Events," the Company reported an Agreement and Plan of Merger with PacifiCorp Holdings, Inc. (Holdings) and PXYZ Corporation pursuant to which the Company would become a wholly-owned subsidiary of Holdings and minority shareholders of PTI common stock would receive $30 per share in cash for each share held.

                                    SIGNATURES
                                    __________

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               PACIFIC TELECOM, INC.

         March 28, 1995                        By        JAMES H. HUESGEN
---------------------------------                  ----------------------------
             (Date)                                      James H. Huesgen
                                                   Executive Vice President and
                                                      Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       SIGNATURE AND CAPACITY                             DATE

         CHARLES E. ROBINSON                         March 28, 1995
------------------------------------
        (Charles E. Robinson)
Chairman, President, Chief Executive
         Officer and Director

          JAMES H. HUESGEN                           March 28, 1995
------------------------------------
         (James H. Huesgen)
    Executive Vice President and
       Chief Financial Officer
    (Principal Financial Officer)

         DONALD A. BLOODWORTH                        March 28, 1995
------------------------------------
        (Donald A. Bloodworth)
        Vice President, Revenue
      Requirements and Controller

          JOYCE E. GALLEHER                          March 28, 1995
------------------------------------
         (Joyce E. Galleher)
              Director

           ROY M. HUHNDORF                           March 28, 1995
------------------------------------
          (Roy M. Huhndorf)
              Director

          DONALD L. MELLISH                          March 28, 1995

------------------------------------
         (Donald L. Mellish)
              Director

          SIDNEY R. SNYDER                           March 28, 1995
------------------------------------
         (Sidney R. Snyder)
              Director

         NANCY WILGENBUSCH                           March 28, 1995
------------------------------------
        (Nancy Wilgenbusch)
              Director