Form 10-Q
period 1995-03-31
PACIFIC TELECOM INC
filed 1995-05-11
CIK 96977

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q



 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
___  EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1995
                               _______________________________________

                                    OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
___  SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               ___________    _______________________

Commission file number            0-873
                       ________________________________________________



                            PACIFIC TELECOM, INC.
          (Exact name of registrant as specified in its charter)


         Washington                                   91-0644974
______________________________________________________________________
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)


805 Broadway, P.O. Box 9901, Vancouver, Washington    98668 - 8701
____________________________________________________________________
    (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code   (360)905-5800


                               No Change
____________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)


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

 Common Stock, no par value                    39,616,123 shares
____________________________________________________________________
     (Title of Class)                    (Outstanding at May 5, 1995)

                        PACIFIC TELECOM, INC.

                               INDEX
                               _____

PART I   FINANCIAL INFORMATION:                             PAGE NO.
         _____________________                              ________
         Item 1 - Financial Statements:

                Consolidated Balance Sheets -
                   March 31, 1995 and December 31, 1994          3



                Consolidated Statements of Income -
                   Three months ended March 31, 1995 and 1994    4



                Consolidated Statements of Cash Flows -
                   Three months ended March 31, 1995 and 1994    5



                Condensed Notes to Consolidated Financial
                  Statements                                   6 - 7



         Item 2 - Management's Discussion and Analysis of
                    Financial Condition and Results
                      of Operations                            8 - 11



PART II  OTHER INFORMATION:
         _________________

         Item 6 - Exhibits and Reports on Form 8-K               12


         Signatures                                              13

                                 - 2 -

PART I    FINANCIAL INFORMATION
Item 1. - Financial Statements
                             PACIFIC TELECOM, INC.
                          Consolidated Balance Sheets
                                 (Unaudited)

                                   ASSETS
                                   ______
                                             March 31,     December 31,
                                               1995           1994
                                            _________     ____________
                                                  (In thousands)
Current assets:
  Cash and temporary cash investments       $   36,391    $    9,883
  Accounts receivable                          108,206       108,977
  Accounts and notes receivable - affiliates     1,173         1,832
  Material and supplies (at average cost)       14,031        14,775
  Inventory - North Pacific Cable               61,719        62,777
  Other                                         16,287        16,045
                                             _________     _________
    Total current assets                       237,807       214,289

Investments                                    119,054       123,610

Plant in service:
  Telecommunications                         1,780,533     1,550,553
  Other                                         21,947        22,115
  Less accumulated depreciation                872,998       799,797
                                             _________    __________
                                               929,482       772,871
  Construction work in progress                 16,882        52,667
                                             _________     _________
    Net plant                                  946,364       825,538

Intangible assets - net                        330,704       252,870

Deferred charges                                22,993        26,644
                                             _________     _________
   Total assets                             $1,656,922    $1,442,951
                                             _________     _________
                                             _________     _________

                          LIABILITIES AND CAPITALIZATION
                          ______________________________
Current liabilities:
  Currently maturing long-term debt         $   15,640    $   15,601
  Notes payable                                232,937        21,713
  Accounts payable                              66,173        69,515
  Income taxes payable                           7,781            -
  Accrued liabilities                           43,034        46,371
  Accrued access and unearned revenue           19,310        21,892
                                             _________     _________
     Total current liabilities                 384,875       175,092

Long-term debt                                 375,433       376,997

Deferred income taxes                           97,330        95,966

Unamortized investment tax credits              12,852        13,809

Other long-term liabilities                     99,499        97,131

Minority interest                               16,328        16,183

Shareholders' equity:
  Common stock                                  19,808        19,810
  Additional paid-in capital                   206,140       206,231
  Unearned stock compensation                   (1,172)         (442)
  Retained earnings                            445,829       442,174
                                             _________     _________
     Total shareholders' equity                670,605       667,773
                                             _________     _________
     Total liabilities and capitalization   $1,656,922    $1,442,951
                                             _________     _________
                                             _________     _________

       See accompanying notes to consolidated financial statements.

                           PACIFIC TELECOM, INC.
                    Consolidated Statements of Income
                               (Unaudited)

                                                   Three Months Ended
                                                       March 31,
                                                 ____________________
                                                   1995        1994
                                                 _______      _______
                                                 (In thousands, except
                                                     per share data)
Operating revenues:
  Local network service                         $ 27,260     $ 22,984
  Network access service                          47,854       41,729
  Long distance network service                   62,070       60,555
  Private line service                            15,228       14,865
  Sales of cable capacity                          1,560        2,235
  Cellular and other                              27,739       23,419
                                                 _______      _______
        Total operating revenues                 181,711      165,787
                                                 _______      _______

Operating expenses:
  Plant support                                   30,243       27,069
  Depreciation and amortization                   27,560       26,776
  Leased circuits                                  8,793        5,945
  Access expense                                  22,366       22,487
  Other operating expense                          9,911        8,532
  Cost of cable sales                              1,058        1,426
  Customer operations                             18,560       17,602
  Administrative support                          19,036       17,792
  Taxes other than income taxes                    4,029        3,497
                                                 _______      _______
       Total operating expenses                  141,556      131,126
                                                 _______      _______

Operating income                                  40,155       34,661
                                                 _______      _______
Other income (expense):
  Interest expense                                (9,998)      (9,285)
  Interest income                                    624          139
  Other                                           (3,669)      (1,754)
                                                 _______      _______
        Other income (expense) - net             (13,043)     (10,900)
                                                 _______      _______

Income before income taxes                        27,112       23,761

Income taxes                                      10,385        7,961
                                                 _______      _______

Net income                                      $ 16,727     $ 15,800
                                                 _______      _______
                                                 _______      _______

Average number of shares outstanding              39,608       39,608
                                                 _______      _______
                                                 _______      _______

Net income per share                            $    .42     $    .40
                                                 _______      _______
                                                 _______      _______

Cash dividends per share                        $    .33     $    .33
                                                 _______      _______
                                                 _______      _______

       See accompanying notes to consolidated financial statements.

                          PACIFIC TELECOM, INC.
                 Consolidated Statements of Cash Flows
                             (Unaudited)

                                                   Three Months Ended
                                                        March 31,
                                                   __________________
                                                     1995       1994
                                                   _______    _______
                                                     (In thousands)
Cash Flows from Operating Activities:
  Net income                                     $ 16,727    $15,800
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Depreciation and amortization                  29,727     28,269
    Deferred income taxes and investment
      tax credits, net                               (124)    (2,875)
    Loss from unconsolidated entities, net             45         -
    Accounts receivable and other current assets    2,356     11,320
    Inventory - North Pacific Cable                 1,056      1,426
    Accounts payable and accrued liabilities        1,957      4,953
    Other                                             748      1,065
                                                 ________     ______

      Net cash provided by operating activities    52,492     59,958
                                                 ________     ______


Cash Flows from Investing Activities:
  Construction expenditures                       (24,618)   (13,377)
  Cost of business acquired                      (197,905)        -
  Investments in and advances to affiliates           (16)    (1,566)
  Proceeds from sales of assets                       750        319
                                                  _______    _______
      Net cash used by investing activities      (221,789)   (14,624)
                                                  _______    _______

Cash Flows from Financing Activities:
  Increase (decrease) in short-term debt          211,224    (21,000)
  Proceeds from issuance of long-term debt             -         995
  Purchase of common stock                           (823)      (324)
  Dividends paid                                  (13,072)   (13,071)
  Payments of long-term debt                       (1,524)    (6,274)
                                                  _______     ______

     Net cash provided (used) by
        financing activities                      195,805    (39,674)
                                                  _______     ______

Increase in Cash and Temporary Cash Investments    26,508      5,660

Cash and Temporary Cash Investments
  at Beginning of Period                            9,883      4,861
                                                  _______     ______

Cash and Temporary Cash Investments
  at End of Period                               $ 36,391    $10,521
                                                  _______     ______
                                                  _______     ______

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the three months ended March 31 for:
     Interest                                    $ 13,251    $11,542
     Income Taxes                                $  8,912    $ 2,481

    See accompanying notes to consolidated financial statements.

             Notes to Consolidated Financial Statements
                            (Unaudited)

1. The consolidated financial statements include all normal adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position at March 31, 1995, and the consolidated results of operations and cash flows for the three months ended March 31, 1995 and 1994. These consolidated financial statements should be read in conjunction with the financial statements and related notes included in the latest annual report filed on Form 10-K of Pacific Telecom, Inc. (Company). The consolidated results of operations presented herein are not necessarily indicative of the results to be expected for the year.

2. At March 31, 1995, approximately 87 percent of the Company's outstanding common stock was owned by PacifiCorp Holdings, Inc. (Holdings), a wholly-owned subsidiary of PacifiCorp. (See Part II,
    Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 19 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994, for information regarding a proposal by Holdings to acquire the remaining 13 percent minority interest in the Company.)

3. Certain loan agreements contain provisions restricting the payment of cash dividends. Retained earnings of approximately $153 million were available for dividends and other distributions at March 31, 1995.

    The Company's ratio of earnings to fixed charges for the three months ended March 31, 1995, calculated in accordance with Item 503 of Regulation S-K under the Securities Exchange Act of 1934, was
    2.9 to 1.0.

4. The Company's effective combined state and federal income tax rates were 38.3 percent and 33.5 percent for the three months ended March 31, 1995 and 1994, respectively. The difference between taxes calculated at the statutory federal tax rates and the effective combined rates for 1995 and 1994 is reconciled as follows:

                                                    1995        1994
                                                    ____        ____
    Federal statutory rate                          35.0%       35.0%
    State income taxes, net of federal benefit       4.4         3.2
    Amortization of investment tax credits          (3.6)       (4.6)
    Amortization of excess deferred income taxes     (.7)       (2.6)
    Amortization of excess cost                      3.6         2.5
    Other                                            (.4)         -
                                                    ____        ____
    Effective tax rate                              38.3%       33.5%
                                                    ____        ____
                                                    ____        ____

The components of income tax expense are as follows:

                                                    Three Months Ended
                                                        March 31,
                                                     __________________
                                                       1995       1994
                                                     _______    _______
                                                      (In thousands)
    Federal income taxes                            $ 8,532     $ 6,773
    State income taxes                                1,853       1,188
                                                     ______      ______
                                                    $10,385     $ 7,961
                                                     ______      ______
                                                     ______      ______

    Income taxes currently payable                  $10,707     $10,958
    Deferred income taxes                               678      (1,871)
    Amortization of deferred investment tax credits  (1,000)     (1,126)
                                                     ______      ______

                                                    $10,385     $ 7,961
                                                     ______      ______
                                                     ______      ______

             Notes to Consolidated Financial Statements
                            (Unaudited)


5. On February 15, 1995, the Company acquired assets representing 45 exchanges serving approximately 53,000 access lines from US WEST Communications, Inc. (USWC) for approximately $200 million in cash. "Net plant" increased $126.7 million and "Intangibles" increased $79.7 million. Short-term debt increases of $197.9 million and an escrow account of $4.2 million included in "Investments" provided the cash to fund the acquisition. The Company reclassified $33.4 million from "Construction work in progress" to "Telecommunications" plant relating to the construction and upgrade program the Company began on these assets in 1993 after signing the definitive sale agreement.

6. In October 1994, the Company signed an agreement to sell the stock of Alascom, Inc. (Alascom) to AT&T Corp. (AT&T) in a transaction providing $365 million in proceeds. Under the terms of the agreement, AT&T will pay $290 million in cash for the Alascom stock and for settlement of all past cost study issues. AT&T has also agreed to allow PTI to retain the $75 million transition payment made by AT&T to Alascom in July 1994 pursuant to a Federal Communications Commission (FCC) order. AT&T made a down payment of $30 million to the Company upon signing the stock purchase agreement, which would be applied to the final $75 million transition payment required in the FCC order if the transaction failed to close. The remaining $260 million is to be paid when the transaction closes. Closing of the sale of Alascom is subject to certain conditions, including receipt of state and federal regulatory approvals that are expected to be received during the first half of 1995. See Item 5. "Other Events" of the Company's Current Report on Form 8-K dated March 31, 1995 for information concerning receipt of state regulatory approval for the sale.

    Summarized income statement data for Alascom are as follows:

                                      Three Months Ended
                                          March 31,
                                      __________________
                                        1995       1994
                                      _______    _______
                                        (In thousands)
    Operating revenues                $81,921    $78,040
    Operating income                   15,250     15,142

    The Company's consolidated cash balance increased approximately $20 million in the first quarter of 1995 due to the sale agreement which does not allow cash to be transferred from Alascom to the Company.
                                  - 7 -

Item 2.           Management's Discussion and Analysis of
               Financial Condition and Results of Operations

                      Three Months Ended March 31
                      ___________________________


Results of Operations
_____________________
The Company's net income for the first quarter of 1995 was $16.7 million or $.42 per share compared to net income of $15.8 million or $.40 per share for the first quarter of 1994. Operating income increased 15.8 percent or $5.5 million in the first quarter of 1995 compared to the same period in 1994. This increase was attributable in part to the acquisition of assets on February 15, 1995 from USWC representing 45 exchanges serving approximately 53,000 access lines which contributed $2.6 million to operating income. Excluding the increase relating to the acquisition, operating income grew $2.9 million, or 8.2 percent, as a result of LEC internal access line growth, revised local exchange revenue estimates, cellular customer growth and higher long line equipment resale and installation activities.

Operating revenues for the first quarter of 1995 were $181.7 million, an increase of $16.0 million, or 9.6 percent. Colorado acquisition revenues of $2.1 million, revenue from LEC internal access line growth of $.9 million and enhanced service revenue growth of $.5 million combined to contribute most of the $4.3 million increase in local network service revenue. Network access service revenue grew by $6.1 million, with $4.7 million resulting from the Colorado acquisition and $1.2 million resulting from revised LEC revenue estimates. Long distance network service revenue increased $1.5 million due to long lines interstate revenue being recognized based on interim cash settlement amounts provided for in the stock sale agreement with AT&T. Sales of cable capacity declined by $.7 million due to lower sales of cable capacity in 1995. Cellular and other revenue increased $4.3 million, including increased cellular revenue of $2.0 million due to growth in customers, $1.3 million due to restoration services resulting from the cable outage in the first quarter of 1995, and long lines equipment resale and installation activities revenue of $1.4 million.

On February 5, 1995, the North Pacific Cable, including the Alaska Spur, experienced an outage. Commercial traffic was restored by way of satellite. The cable was repaired and released for traffic normalization on February 28, 1995 and was returned to commercial service on March 1, 1995. In accordance with existing contractual obligations, the cable manufacturers are conducting an investigation into the causes of the outage, and will render a written report addressing, among other matters, the origin of the outage. Based on preliminary information, management believes that at least the repair cost of the outage will be covered under warranty.

Operating expenses for the first quarter of 1995 were $141.6 million, an increase of $10.4 million, or 8.0 percent, compared to the first quarter of 1994. Plant support grew by $3.2 million due to increases of $.9 million relating to the Colorado acquisition, $.7 million due to increased LEC project work, $.6 million for long lines equipment resale activities and $.4 million due to growth in cellular operations. Leased circuits expense increased by $2.8 million, of which $1.7 million related to restoration services subsequent to the cable outage in the first quarter of 1995 and $.8 million related to long lines retroactive and advance payments. Depreciation expense was higher by $.8 million, which included increases of $1.6 million due to the Colorado assets acquisition and $.9 million for increased LEC depreciable plant balances. The increases were offset in part by a $1.6 million reduction due to the Alaska LEC rate decrease ordered in December 1994 and a $1.1 million reduction due to the decrease in long lines depreciable plant balances resulting from the $75 million transition payment received from AT&T in July 1994.

              Management's Discussion and Analysis of
            Financial Condition and Results of Operations


Other operating expense increased $1.4 million due to increases of $.9 million for long lines operations and $.4 million relating to the Colorado acquisition. Long lines marketing efforts were the main reason customer operations expense increased by $1.0 million. Administrative support was higher by $1.2 million mainly due to a $.7 million increase relating to the Colorado acquisition.

Other income (expense) - net for the first quarter of 1995 was $13.0 million, an increase of $2.1 million from the first quarter of 1994. Interest expense increased $.7 million due to the short-term borrowings used to fund the Colorado asset acquisition. The Company plans to repay the amounts borrowed with the proceeds from the sale of its long lines subsidiary in the first half of 1995. Other expense included $.9 million in costs relating to PacifiCorp Holdings, Inc.'s offer to purchase the minority interest in the Company.

Income taxes increased due to higher taxable income and reductions in tax benefits relating to amortization of investment tax credits and excess deferred taxes.


Acquisitions
____________
See Part I, Item 1. "Business - Telecommunications Operations - Local Exchange Companies" on page 4 of the Annual Report on Form 10-K for the year ended December 31, 1994 for information concerning the pending acquisition of assets from USWC in Oregon and Washington.

See Part I, Item 1. "Business - Acquisition Program" on page 15 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 for information on the Company's acquisition strategy.

Dispositions
____________
See Part I, Item 1. "Business - Telecommunications Operations - Alaska Market Restructuring" on page 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and Item 5. "Other Events" in the Company's Current Report on Form 8-K dated March 31, 1995 for information concerning the sale of Alascom, Inc. to AT&T Corp.


Liquidity and Capital Resources
_______________________________
During the three months ended March 31, 1995, construction expenditures amounted to $24.6 million. These expenditures pertained mainly to network upgrades and growth in the Company's operations. The Company does not have any major construction projects underway at the present time. The construction expenditures were funded primarily using cash from operations. In 1995, total construction expenditures estimated at $127.5 million are expected to be funded primarily through cash from operations.

The Company has access to funds through its $300 million revolving credit agreement. At March 31, 1995, $35.0 million was outstanding under this agreement. The revolving credit agreement also serves as backup for a $100 million commercial paper program, under which $79.7 million was outstanding at March 31, 1995. The Company had $137.0 million outstanding under other available banking arrangements, $4.3 million due to GE American Communications, Inc. for the purchase of a satellite transponder and $1.9 million due to the minority owner of a Company subsidiary at March 31, 1995. Short-term borrowings from the commercial paper program at

               Management's Discussion and Analysis of
            Financial Condition and Results of Operations


March 31, 1995 of $25 million have been classified as long-term debt based on management's intent and the Company's ability to support this debt on a long-term basis. The Colorado asset acquisition in February 1995 was funded through short-term bank borrowings. Short-term debt outstanding is anticipated to be repaid during the first half of 1995 with proceeds estimated at $260 million from the sale of Alascom to AT&T.

The Company has a $150 million Series B Medium-Term Note program, under which $72.5 million of notes were outstanding at March 31, 1995, with terms of one to 12 years and an average annual interest rate of 7.9 percent. The Company has $75.5 million of Medium-Term Notes available for issuance. The Company also has approval from the Rural Telephone Bank to borrow $20.9 million in additional REA debt for certain construction projects.

The Company has an agreement that allows temporary cash advances to or from its majority shareholder, PacifiCorp Holdings, Inc. (Holdings). Interest rates on advances from Holdings are based on Holdings' cost of short-term funds plus 3/8 percent. Interest rates on advances to Holdings are based on Holdings' cost of short-term funds. At March 31, 1995, the Company had nothing outstanding or advanced to Holdings. The Company has definitive agreements with USWC to purchase local telephone properties in Oregon and Washington for approximately $180 million.
The Company expects to fund these acquisitions through the issuance of external debt and internally generated funds.

Any temporary cash or liquidity requirements during 1995 will be met through utilization of funds available under the revolving credit agreement or temporary advances from Holdings. Long-term liquidity requirements will be met through utilization of funds available under the revolving credit agreement, which terminates in November 1999, the issuance of additional Series B Medium-Term Notes and the possible establishment of an additional Medium-Term Note program.


Pro Forma Financial Information (Unaudited)
___________________________________________
The accompanying unaudited pro forma consolidated balance sheet as of March 31, 1995 reflects the Company's consolidated financial position excluding the assets and liabilities of Alascom and including the local exchange assets to be acquired in Oregon and Washington. The Company signed a definitive agreement dated as of October 1, 1994 to sell the stock of Alascom to AT&T for $365 million (including the $75 million transition payment received in July 1994). The Company expects to close the purchase of assets in Oregon and Washington for approximately $180 million before the end of 1995 after the receipt of certain regulatory approvals and subject to certain purchase price adjustments at closing. The pro forma balance sheet assumes the sale and purchases occurred on March 31, 1995. See Item 1. "Business - Telecommunications Operations - Alaska Market Restructuring" and Note 16 "Pending Sale of Alascom, Inc." of the notes to the consolidated financial statements in Item 8. "Financial Statements and Supplementary Data" of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 for additional information relating to the pending sale of Alascom. See "Acquisitions" above and Item 1. "Business - Telecommunications Operations - Local Exchange Companies" of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 for additional information relating to the acquisitions of local exchange assets from USWC.

The unaudited pro forma consolidated balance sheet and related notes should be read in conjunction with the consolidated financial statements and related notes included in Item 1 hereof and in Item 8. "Financial Statements and Supplementary Data" of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations

                                           PRO FORMA BALANCE SHEET
                                           (UNAUDITED, IN MILLIONS)

                            Historical                  (a)        (b)      US WEST     Pro forma
                           Consolidated  Historical  Elimination  Sale of     Asset     Consolidated
March 31, 1995                  PTI       Alascom     Reversal   Alascom  Acquisitions     PTI
_________________________________________________________________________________________________
ASSETS
 Current assets              $  237.8     $(98.8)     $ 13.2    $  43.4    $(53.4)(c)  $  142.2
 Investments                    119.0       (0.3)      212.9     (212.9)     (4.0)        114.7
 Net plant in service           946.4     (179.8)         -          -      114.5         881.1
 Intangible and other
   other assets                 353.7       (7.2)         -          -       76.0         422.5
                              _______      _____       _____      _____     _____       _______

   Total assets              $1,656.9    $(286.1)     $226.1    $(169.5)   $133.1      $1,560.5
                              _______      _____       _____      _____     _____       _______
                              _______      _____       _____      _____     _____       _______

LIABILITIES AND CAPITALIZATION
  Current
  liabilities                $  384.9     $(72.1)     $ 20.8    $(214.5)(c)$   -       $  119.1
  Long-term debt                375.4         -           -          -      133.1(c)      508.5
  Deferred income taxes and
    unamortized investment
    tax credits                 110.2       (1.5)         -          -         -          108.7
  Other long-term
      liabilities               115.8       (7.2)         -       (30.0)       -           78.6
  Shareholders' equity          670.6     (205.3)      205.3       75.0        -          745.6
                              _______      _____       _____      _____   _______       _______
    Total liabilities and
      capitalization         $1,656.9    $(286.1)     $226.1    $(169.5)   $133.1      $1,560.5
                              _______      _____       _____      _____     _____       _______
                              _______      _____       _____      _____     _____       _______


        NOTES TO PRO FORMA CONSOLIDATED BALANCE SHEET (UNAUDITED)


PRO FORMA ADJUSTMENTS - The accompanying pro forma consolidated balance sheet as of March 31, 1995 consists of the historical balance sheet of the Company (after elimination of affiliated transactions and interest), less the historical balance sheet of Alascom, plus an estimate for the assets to be purchased in Oregon and Washington and certain liabilities related to these acquisitions, plus certain pro forma adjustments described below:

a. Affiliated balances between the Company and its subsidiaries and Alascom eliminated in the consolidation process were restored on the pro forma balance sheet. The affiliated balances between PTI and Alascom were added to PTI's investment in Alascom. The affiliated balances between the other PTI subsidiaries and Alascom were reclassified to the proper nonaffiliated line item.

b. Cash proceeds of $260 million to be received at closing the sale of Alascom and the $30 million deposit in "Other long-term liabilities" received in October 1994 were offset by the Company's basis in Alascom which will increase as Alascom's earnings are recognized and affiliated account balances change between March 31,
   1995 and closing.

c. Cash proceeds received from the sale of Alascom have been applied to short-term debt used to purchase assets in Colorado, Oregon and Washington from USWC. Amounts needed for the asset purchases in excess of the Alascom proceeds and cash on hand were assumed to be borrowed on a long-term basis.

PART II    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits
                12   Statements re Computation of Ratios
                27   Financial Data Schedule (filed electronically
                     only)

           (b)  Reports on Form 8-K
                On Form 8-K dated February 6, 1995, under Item 5. "Other Events," the Company reported that litigation brought by certain minority shareholders of the Company in connection with the pending offer of PacifiCorp Holdings, Inc. to acquire the outstanding minority interest in the Company had been dismissed.

                On Form 8-K dated February 15, 1995, under Item 2. "Acquisition and Disposition of Assets," the Company reported the purchase of local exchange assets in Colorado from US WEST Communications, Inc.

                On Form 8-K dated March 9, 1995, under Item 5. "Other Events," the Company reported an Agreement and Plan of Merger with PacifiCorp Holdings, Inc. and PXYZ Corporation pursuant to which the Company would become a wholly-owned subsidiary of PacifiCorp Holdings, Inc. and minority shareholders of PTI common stock would receive $30 per share in cash for each share held.

                On Form 8-K dated March 31, 1995, under Item 5. "Other Events," the Company reported that the Alaska Public Utilities Commission issued a bench order approving the application of AT&T to acquire all of the shares of Alascom, Inc., subject to certain conditions.

                              SIGNATURES
                              __________

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Pacific Telecom, Inc.
                                        _____________________________
                                                (Registrant)







Date:  May 11, 1995                       /s/James H. Huesgen
                                   ___________________________________
                                             James H. Huesgen
                                       Executive Vice President and
                                         Chief Financial Officer