Form 10-K/A
period 1994-12-31
PACIFIC TELECOM INC
filed 1995-06-29
CIK 96977

                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                            FORM 10-K/A
                          Amendment No. 1


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 1994
                           __________________________________________

                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ___________________ to _________________

Commission file number:                     0-873
                         ______________________________________________


                           PACIFIC TELECOM, INC.
        (Exact name of registrant as specified in its charter)


      State of Washington                          91-0644974
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)


805 Broadway, P.O. Box 9901, Vancouver, Washington     98668-8701
      (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:  (360)905-5800

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


             Documents incorporated by reference:  None

                                PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K                          Page References
         ______________________________________       _______________

  (a) The following documents are filed under Item 8 of this Report.

   (1)   Index to Consolidated Financial Statements:
         Independent Auditors' Report                         35

         Consolidated Statements of Income for the years
         ended December 31, 1994, 1993 and 1992               36

         Consolidated Balance Sheets at December 31, 1994
         and 1993                                             37

         Consolidated Statements of Changes in Shareholders'
         Equity for the years ended December 31, 1994, 1993
         and 1992                                             38

         Consolidated Statements of Cash Flows for the years
         ended December 31, 1994, 1993 and 1992               39

         Notes to Consolidated Financial Statements        40 - 51

    (2)  Supplemental Schedules*

* All schedules have been omitted because of the absence of the conditions under which they are required or because the required information is included elsewhere in the financial statements filed under Item 8 of this Report.

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

   2C  Stock Purchase Agreement by and among AT&T Corp. and the
       Registrant dated October 1, 1994.

   2D Agreement and Plan of Merger, dated as of March 9, 1995, by and among Pacific Telecom, Inc., PacifiCorp Holdings, Inc. and PXYZ Corporation. (Incorporated by reference to exhibit 2A of the Registrant's Current Report on Form 8-K dated March 9, 1995, File No. 0-873.)

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

 *10N  Executive Officer Severance Plan dated as of January 1, 1994.

  10O  Second Amendment to the Credit Agreement dated November 29,
       1994.

  12   Statements re Computation of Ratios.

  21   Subsidiaries

  23   Independent Auditors' Consent

  23A Consent of Deloitte & Touche with respect to the Annual Report on Form 11-K. (Incorporated by reference to Exhibit 23(c) of PacifiCorp's Annual Report on Form 10-K for the year ended
       December 31, 1994, as amended, File No. 1-5152.)

  27   Financial Data Schedule

  99 Annual Report on Form 11-K of the PacifiCorp K Plus Employee Savings and Stock Ownership Plan for the fiscal year ended December 31, 1994. (Incorporated by reference to Exhibit 99(d) of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 1994, as amended, File No. 1-5152.)

[FN]
_________________
 * This exhibit constitutes a management contract or compensatory plan or arrangement.

  (b)  Reports on Form 8-K.

       On Form 8-K dated December 9, 1994, under Item 5. "Other Events," the Company reported that the Special Committee of the Board of Directors of the Company retained financial advisors and legal counsel to assist in evaluating and responding to the offer made by PacifiCorp Holdings, Inc. to acquire the 13 percent minority interest in the Company. The Company also reported information with respect to a lawsuit relating to the proposed purchase of minority interest.

       On Form 8-K dated February 6, 1995, under Item 5.  "Other
       Events," the Company reported that litigation brought by certain minority shareholders of the Company, in connection with the pending offer of PacifiCorp Holdings, Inc. to acquire the outstanding minority interest in the Company, had been dismissed.

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


                                            PACIFIC TELECOM, INC.



  June 28, 1995                          By   /s/James H. Huesgen
_________________                           ________________________
     (Date)                                      James H. Huesgen
                                            Executive Vice President
                                            Chief Financial Officer
                                      60