Form 10-Q
period 1995-06-30
PACIFIC TELECOM INC
filed 1995-08-11
CIK 96977

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-Q



 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
___ EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1995
                               _______________________________________

                                         OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
___ EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________________

Commission file number                   0-873
                    __________________________________________________


                            PACIFIC TELECOM, INC.
_______________________________________________________________________
           (Exact name of registrant as specified in its charter)


         Washington                                 91-0644974
_______________________________________________________________________
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)


805 Broadway, P.O. Box 9901, Vancouver, Washington  98668 - 8701
_____________________________________________________________________
 (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code  (360)905-5800
                                                   ___________________

                             No Change
______________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)


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

 Common Stock, no par value               39,616,123 shares
_____________________________________________________________________
      (Title of Class)              (Outstanding at August 4, 1995)

                       PACIFIC TELECOM, INC.

                              INDEX
                              _____


PART I   FINANCIAL INFORMATION:                             PAGE NO.
         _____________________                              ________
         Item 1 - Financial Statements:

           Consolidated Balance Sheets -
             June 30, 1995 and December 31, 1994                 3



           Consolidated Statements of Income -
             Three and six months ended June 30, 1995 and 1994   4


           Consolidated Statements of Cash Flows -
             Six months ended June 30, 1995 and 1994             5


           Condensed Notes to Consolidated Financial Statements 6 - 8




   Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations      9 - 14



PART II     OTHER INFORMATION:
            _________________

            Item 5 - Other Information                          14

            Item 6 - Exhibits and Reports on Form 8-K           14

            Signatures                                          15

                                  - 2 -

PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements


                          PACIFIC TELECOM, INC.
                       Consolidated Balance Sheets
                              (Unaudited)

                                 ASSETS
                                 ______

                                          June 30,      December 31,
                                            1995           1994
                                        ___________    ____________

                                              (In thousands)
Current assets:
  Cash and temporary cash investments    $    29,315   $      9,883
  Accounts receivable                        127,059        108,977
  Accounts and notes receivable - affiliates     759          1,832
  Material and supplies (at average cost)     15,466         14,775
  Inventory - North Pacific Cable             61,053         62,777
  Other                                       12,827         16,045
                                           _________      _________

     Total current assets                    246,479        214,289

Investments                                  121,668        123,610

Plant in service:
  Telecommunications                       1,795,712      1,550,553
  Other                                       22,303         22,115
  Less accumulated depreciation              891,720        799,797
                                           _________      _________
                                             926,295        772,871
  Construction work in progress               27,715         52,667
                                           _________      _________
     Net plant                               954,010        825,538

Intangible assets - net                      326,638        252,870

Deferred charges                              23,544         26,644
                                           _________      _________
     Total assets                         $1,672,339     $1,442,951
                                           _________      _________
                                           _________      _________

                   LIABILITIES AND CAPITALIZATION
                   ______________________________

Current liabilities:
  Currently maturing long-term debt       $   15,599     $   15,601
  Notes payable                              245,804         21,713
  Accounts payable                            56,730         69,515
  Income taxes payable                         2,868             -
  Accrued liabilities                         51,195         46,371
  Accrued access and unearned revenue         19,649         21,892
                                           _________      _________
     Total current liabilities               391,845        175,092

Long-term debt                               376,175        376,997

Deferred income taxes                         96,446         95,966

Unamortized investment tax credits            11,852         13,809

Other long-term liabilities                  101,323         97,131

Minority interest                             16,712         16,183

Shareholders' equity:
  Common stock                                19,808         19,810
  Additional paid-in capital                 206,127        206,231
  Unearned stock compensation                 (1,116)          (442)
  Retained earnings                          453,167        442,174
                                           _________      _________
     Total shareholders' equity              677,986        667,773
                                           _________      _________
     Total liabilities and capitalization $1,672,339     $1,442,951
                                           _________      _________
                                           _________      _________

   See accompanying notes to consolidated financial statements.

                      PACIFIC TELECOM, INC.
               Consolidated Statements of Income
                           (Unaudited)

                             Three Months Ended   Six Months Ended
                                  June 30,             June 30,
                             __________________   ________________
                               1995       1994     1995      1994
                             _______    _______   _______  _______
                             (In thousands, except per share data)
Operating revenues:
  Local network service       $ 29,951 $ 23,211  $ 57,211 $ 46,195
  Network access service        52,882   41,668   100,736   83,397
  Long distance network service 64,275   64,974   126,345  125,529
  Private line service          14,369   14,369    29,597   29,234
  Sales of cable capacity        1,124      352     2,684    2,587
  Cellular and other            29,743   25,967    57,482   49,386
                               _______  _______   _______  _______
     Total operating revenues  192,344  170,541   374,055  336,328
                               _______  _______   _______  _______

Operating expenses:
  Plant support                 32,483   28,316    62,726   55,385
  Depreciation and amortization 29,672   26,842    57,232   53,618
  Leased circuits                7,714    7,271    16,507   13,216
  Access expense                22,611   23,106    44,977   45,593
  Other operating expense       10,845    8,951    20,756   17,483
  Cost of cable sales              666      228     1,724    1,654
  Customer operations           19,443   19,004    38,003   36,606
  Administrative support        19,370   18,164    38,406   35,956
  Taxes other than income taxes  4,047    3,877     8,076    7,374
                               _______  _______   _______  _______
     Total operating expenses  146,851  135,759   288,407  266,885
                               _______  _______   _______  _______

Operating income                45,493   34,782    85,648   69,443
                               _______  _______   _______  _______
Other income (expense):
  Interest expense             (11,470)  (8,632)  (21,468) (17,917)
  Interest income                  453       73     1,077      212
  Gain on sale of investment        -     3,166        -     3,166
  Other                         (1,200)  (2,491)   (4,869)  (4,245)
                               _______  _______   _______  _______
    Other income (expense)-net (12,217)  (7,884)  (25,260) (18,784)
                               _______  _______   _______  _______

Income before income taxes      33,276   26,898    60,388   50,659

Income taxes                    12,864    9,264    23,249   17,225
                               _______  _______   _______  _______

Net income                    $ 20,412 $ 17,634  $ 37,139 $ 33,434
                               _______  _______   _______  _______
                               _______  _______   _______  _______
Average number of shares
  outstanding                   39,616   39,610    39,616   39,609
                               _______  _______   _______  _______
                               _______  _______   _______  _______

Net income per share          $    .52 $    .44  $    .94 $    .84
                               _______  _______   _______  _______
                               _______  _______   _______  _______

Cash dividends per share      $    .33 $    .33  $    .66 $    .66
                               _______  _______   _______  _______
                               _______  _______   _______  _______


  See accompanying notes to consolidated financial statements.

                     PACIFIC TELECOM, INC.
             Consolidated Statements of Cash Flows
                         (Unaudited)

                                                 Six Months Ended
                                                     June 30,
                                                 1995       1994
                                               ________   _______
                                                 (In thousands)
Cash Flows from Operating Activities:
  Net income                                    $ 37,139   $33,434
  Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation and amortization                 61,076    56,995
    Deferred income taxes and
       investment tax credits, net                (2,319)   (7,328)
    Gain on sale of investment                        -     (3,055)
    Gains from unconsolidated entities, net         (689)     (204)
    Accounts receivable and other
      current assets                             (10,805)      416
    Inventory - North Pacific Cable                1,722     1,654
    Accounts payable and accrued liabilities      (2,990)    3,902
    Other                                         (1,073)    5,518
                                                ________    ______

     Net cash provided by operating
         activities                               82,061    91,332
                                                 _______    ______


Cash Flows from Investing Activities:
  Construction expenditures                      (60,206)  (45,974)
  Cost of Colorado asset acquisitio             (197,905)       -
  Investments in and advances to
    affiliates, net                               (2,751)  (11,971)
  Proceeds from sales of assets                    1,826       529
                                                 _______    ______

     Net cash used by investing activities      (259,036)  (57,416)
                                                 _______    ______

Cash Flows from Financing Activities:
  Increase (decrease) in short-term debt         224,091    (1,000)
  Proceeds from issuance of long-term debt         2,148     5,390
  Dividends paid                                 (26,146)  (26,143)
  Payments of long-term debt                      (2,904)  (13,527)
  Purchase of common stock                          (782)     (234)
                                                 _______    ______
     Net cash provided (used) by
       financing activities                      196,407   (35,514)
                                                 _______    ______

Increase (decrease) in Cash and
   Temporary Cash Investments                     19,432    (1,598)

Cash and Temporary Cash Investments
   at Beginning of Period                          9,883     4,861
                                                 _______    ______

Cash and Temporary Cash Investments
   at End of Period                             $ 29,315   $ 3,263
                                                 _______    ______
                                                 _______    ______

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the six months ended June 30 for:
    Interest                                    $ 21,037   $19,655
    Income Taxes                                $ 20,204   $21,165
  Noncash Investing and Financial Activities:
    Common stock received as consideration in
      sale of subsidiaries                      $    -     $16,564
    Unrealized loss on securities
      available-for-sale                        $    -     $ 1,967

    See accompanying notes to consolidated financial statements.

            Notes to Consolidated Financial Statements
                           (Unaudited)


1. The consolidated financial statements include all normal adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position at June 30, 1995, and the consolidated results of operations and cash flows for the three and six months ended June 30, 1995 and 1994. These consolidated financial statements should be read in conjunction with the financial statements and related notes included in the latest annual report filed on Form 10-K of Pacific Telecom, Inc. (Company). The consolidated results of operations presented herein are not necessarily indicative of the results to be expected for the year.

2. At June 30, 1995, approximately 87 percent of the Company's outstanding common stock was owned by PacifiCorp Holdings, Inc. (Holdings), a wholly-owned subsidiary of PacifiCorp. (See the Company's Current Report on Form 8-K dated July 14, 1995 and Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 19 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994, for information regarding a proposal by Holdings to acquire the remaining 13 percent minority interest in the Company.) In July 1995, the Company reported that the Special Committee of the Board of Directors was conducting a review of certain aspects regarding one of the proposed acquisitions of additional local exchange assets being considered by the Company. The Special Committee has completed this review and reaffirmed its previous unanimous recommendation to the Board of Directors of the Company in favor of the proposed merger transaction as being fair to, and in the best interests of, the Company's public minority shareholders. Pacific Telecom has filed with the Securities and Exchange Commission (SEC) revised preliminary proxy materials relating to the annual meeting of shareholders at which the transaction will be presented for approval. Pacific Telecom is awaiting further comments or confirmation of no additional comments from the SEC. Definitive proxy materials will be mailed to Pacific Telecom shareholders after the proxy materials have been cleared by the SEC.

3. Certain loan agreements contain provisions restricting the payment of cash dividends. Retained earnings of approximately $151.8 million were available for dividends and other distributions at June 30, 1995.

    The Company's ratio of earnings to fixed charges for the six months ended June 30, 1995, calculated in accordance with Item 503 of Regulation S-K under the Securities Exchange Act of 1934, was 3.0 to 1.

4. The Company's effective combined state and federal income tax rates were 38.5 percent and 34.0 percent for the six months ended June 30, 1995 and 1994, respectively. The difference between taxes calculated at the statutory federal tax rates and the effective combined rates for 1995 and 1994 is reconciled as follows:

               Notes to Consolidated Financial Statements
                             (Unaudited)

                                                     1995   1994
                                                    _____   _____
    Federal statutory rate                           35.0%   35.0%
    State income taxes, net of federal benefit        4.5     3.3
    Amortization of investment tax credits           (3.2)   (4.3)
    Amortization of excess deferred income taxes      (.6)   (1.9)
    Amortization of excess cost                       1.9     1.8
    Other                                              .9      .1
                                                     ____    ____
    Effective tax rate                               38.5%   34.0%
                                                     ____    ____
                                                     ____    ____

    The components of income tax expense are as follows:

                             Three Months Ended   Six Months Ended
                                  June 30,            June 30,
                             __________________   ________________
                               1995       1994     1995      1994
                             _______    _______   _______  _______
                                          (In thousands)
    Federal income taxes     $10,550    $ 7,919   $19,082  $14,692
    State income taxes         2,314      1,345     4,167    2,533
                              ______     ______    ______   ______

                             $12,864    $ 9,264   $23,249  $17,225
                              ______     ______    ______   ______
                              ______     ______    ______   ______
    Income taxes currently
      payable                $15,181    $12,801   $25,888  $23,759
    Deferred income taxes     (1,318)    (2,408)     (640)  (4,279)
    Amortization of deferred
      investment tax credits    (999)    (1,129)   (1,999)  (2,255)
                              ______     ______    ______   ______

                             $12,864    $ 9,264   $23,249  $17,225
                              ______     ______    ______   ______
                              ______     ______    ______   ______


5. On February 15, 1995, the Company acquired assets representing 45 exchanges serving approximately 53,000 access lines from US WEST Communications, Inc. (USWC) for approximately $200 million in cash. "Net plant" increased $126.7 million and "Intangibles" increased $79.7 million. Short-term debt increases of $197.9 million and an escrow account of $4.2 million included in "Investments" provided the cash to fund the acquisition. The Company reclassified $33.4 million from "Construction work in progress" to "Plant in service - Telecommunications" relating to the construction and upgrade program the Company began on these assets in 1993 after signing the definitive sale agreement.

6. On August 7, 1995, the Company closed the sale of the stock of Alascom, Inc. (Alascom) to AT&T Corp. (AT&T) in a transaction providing $365.5 million in proceeds. Under the terms of the agreement, AT&T paid $290.5 million in cash for the Alascom stock and for settlement of all past cost study issues. AT&T has also agreed to allow PTI to retain the $75 million transition payment made by AT&T to Alascom in July 1994 pursuant to a Federal Communications Commission (FCC) order. AT&T made a down payment of $30 million to the Company upon signing the stock purchase agreement in October 1994. The remaining $260.5 million was paid when the transaction closed. See Item 5. "Other Information" for additional information regarding the Alascom sale.

    Summarized income statement data for Alascom are as follows:

                             Three Months Ended   Six Months Ended
                                  June 30,            June 30,
                             __________________   ________________
                               1995       1994     1995      1994
                             _______    _______   _______  _______
                                          (In thousands)


    Operating revenues       $82,356    $81,700  $164,277 $159,740
    Operating income          15,176     15,646    30,426   30,788


    The Company's consolidated cash balance increased approximately $25 million in the first half of 1995 due to the sale agreement which does not allow cash to be transferred from Alascom to the Company.

Item 2.          Management's Discussion and Analysis of
              Financial Condition and Results of Operations


                     Three Months Ended June 30
                     __________________________

Results of Operations
_____________________

The Company's net income for the second quarter of 1995 was $20.4 million or $.52 per share compared to net income of $17.6 million or $.44 per share for the second quarter of 1994. Operating income increased 30.8 percent or $10.7 million in the second quarter of 1995 compared to the same period in 1994. This increase was attributable in part to the acquisition of assets on February 15, 1995 from USWC representing 45 exchanges in Colorado serving approximately 53,000 access lines which contributed $5.1 million to operating income in the second quarter. Excluding the increase relating to the acquisition, operating income grew $5.6 million, or 16.1 percent, as a result of LEC internal access line growth, revised local exchange revenue estimates for prior years, cellular customer growth and higher long lines equipment resale and installation activities.


Operating revenues for the second quarter of 1995 were $192.3 million, an increase of $21.8 million, or 12.8 percent. Colorado acquisition revenues of $4.1 million, LEC end user nonrecurring charges of $1.2 million relating to customer growth and revenue from LEC internal access line growth of $.9 million combined to contribute most of the $6.7 million increase in local network service revenue. Network access service revenue grew by $11.2 million, with $9.6 million resulting from the Colorado acquisition and $1.7 million resulting from revised LEC revenue estimates for prior years. Cellular and other revenue increased $3.8 million, including increased cellular revenue of $2.3 million due to growth in customers and long lines equipment resale and installation activities revenue increases of $1.6 million.

Operating expenses for the second quarter of 1995 were $146.9 million, an increase of $11.1 million, or 8.2 percent, compared to the second quarter of 1994. Plant support grew by $4.2 million due to increases of $2.3 million relating to the Colorado acquisition, $.7 million due to increased LEC project work and $.6 million due to a one-time energy efficiency project at the long lines toll center. Depreciation expense was higher by $2.8 million, which included increases of $3.9 million due to the Colorado acquisition and $1.0 million for increased LEC depreciable plant balances. The increases were offset in part by a $1.6 million reduction due to the Alaska LEC rate decrease ordered in December 1994 and a $1.1 million reduction due to the decrease in long lines depreciable plant balances resulting from the $75 million transition payment received from AT&T in July 1994. Other operating expense increased $1.9 million due to increases of $1.1 million relating to the Colorado acquisition and $.6 million relating to cellular customer growth. Administrative support was higher by $1.2 million mainly due to a $1.3 million increase relating to the Colorado acquisition.

Other expense - net for the second quarter of 1995 was $12.2 million, an increase of $4.3 million compared to the second quarter of 1994. Interest expense increased $2.8 million due to the short-term borrowings used to fund the Colorado asset acquisition. The Company plans to repay the amounts borrowed with the proceeds from the sale of its long lines subsidiary in the second half of 1995. The 1994 gain from sale of investment was due to the $3.2 million pre-tax gain on the sale of two wholly-owned subsidiaries in 1994. Other expense in the second quarter of 1994 included $1.4 million of costs relating to the interest rate swap buy-out.

                Management's Discussion and Analysis of
             Financial Condition and Results of Operations


Income taxes increased due to higher taxable income and reductions in tax benefits relating to amortization of investment tax credits and excess deferred taxes.


                       Six Months Ended June 30
                       ________________________

Results of Operations
_____________________
The Company's net income for the six months ended June 30, 1995 was $37.1 million or $.94 per share, an increase of 11.1 percent compared to net income of $33.4 million or $.84 per share for the same period in 1994. Operating income increased 23.3 percent or $16.2 million for the first six months of 1995 compared to the same period in 1994. This increase was attributable in part to the acquisition of assets on February 15, 1995 from USWC representing 45 exchanges in Colorado serving approximately 53,000 access lines which contributed $8.0 million to operating income. Excluding the increase related to the acquisition, operating income grew $8.2 million, or 11.9 percent, as a result of LEC internal access line growth, revised local exchange revenue estimates for prior years, cellular customer growth and higher long lines equipment resale and installation activities.

Operating revenues for the first six months of 1995 were $374.1 million, an increase of $37.7 million, or 11.2 percent. Colorado acquisition revenues of $6.3 million, LEC end user nonrecurring charges of $1.4 million relating to customer growth and revenue from LEC internal access line growth of $1.8 million combined to contribute most of the $11.0 million increase in local network service revenue.
Network access service revenue grew by $17.3 million, with $14.3 million resulting from the Colorado acquisition and $2.6 million resulting from revised LEC revenue estimates for prior years. Cellular and other revenue increased $8.1 million, including increased cellular revenue of $4.3 million due to growth in customers, an increase of $3.0 million resulting from long lines installation activities and equipment resale and $1.6 million due to the restoration services resulting from the two cable outages in 1995.

In May 1995, the North Pacific Cable (NPC) system manufacturers issued their final investigation report on the cause of the February 5, 1995 system outage. The report concluded that the outage was caused by failure of components covered under existing contractual warranty provisions. NPC's warranty provision requires the contractor to pay for incurred marine operations charges and to replace spares and materials used during the repair. The NPC system also experienced an outage on May 23, 1995. The manufacturers' investigation report on this outage concluded that the outage was caused by an external agency hooking the cable and dragging it on the sea bed until the cable was damaged. The NPC system generates positive cash flow for the Company.

Operating expenses for the first six months of 1995 were $288.4 million, an increase of $21.5 million, or 8.1 percent, compared to the first six months of 1994. Plant support grew by $7.3 million due to increases of $3.0 million relating to the Colorado acquisition, $1.9 million due to increased LEC project work, $.8 million for long lines equipment resale activities, $.7 million due to growth in cellular operations and $.6 million due to a one-time energy efficiency project at the long lines toll center. Leased circuits expense increased by $3.3 million, of which $2.2 million related to the restoration services subsequent to the cable outages in 1995. Depreciation expense was higher by $3.6 million, which included increases of $5.7 million due to the Colorado acquisition, $1.9 million for increased LEC depreciable

               Management's Discussion and Analysis of
             Financial Condition and Results of Operations


plant balances and $.5 million due to growth in cellular operations. The increases were offset in part by a $3.0 million reduction due to the Alaska LEC rate decrease ordered in December 1994 and a $2.2 million reduction due to the decrease in long lines depreciable plant balances resulting from the $75 million transition payment received from AT&T in July 1994. Other operating expense increased $3.3 million due to increases of $1.3 million relating to the Colorado acquisition, $.9 million due to growth in LEC operations and $.7 million relating to cellular customer growth. Administrative support was higher by $2.5 million mainly due to a $2.0 million increase relating to the Colorado acquisition.

Other expense - net for the first six months in 1995 was $25.3 million, an increase of $6.5 million over the same period in 1994. Interest expense increased $3.6 million due to the short-term borrowings used to fund the Colorado asset acquisition. Other expense in the first six months of 1995 included $1.4 million in costs relating to PacifiCorp Holdings, Inc.'s offer to purchase the minority interest in the Company. Offsetting these costs were the $1.4 million of costs relating to the interest rate swap buy-out in 1994.

Income taxes increased due to higher taxable income and reductions in tax benefits relating to amortization of investment tax credits and excess deferred taxes.


Acquisitions
____________
See Part I, Item 1. "Business - Telecommunications Operations - Local Exchange Companies" on page 4 of the Annual Report on Form 10-K for the year ended December 31, 1994 for information concerning the pending acquisition of assets from USWC in Oregon and Washington. The Company is currently engaged in discussions concerning other potential transactions involving the acquisition of rural local exchange assets.


See Part I, Item 1. "Business - Acquisition Program" on page 15 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 for information on the Company's acquisition strategy.


Dispositions
____________
See Item 5. "Other Information" for information regarding the sale of Alascom, Inc. to AT&T Corp.


Liquidity and Capital Resources
_______________________________
During the six months ended June 30, 1995, construction expenditures amounted to $60.2 million. These expenditures pertained mainly to network upgrades and growth in the Company's operations. The Company does not have any major construction projects underway at the present time. The construction expenditures were funded primarily with cash from operations. In 1995, total construction expenditures estimated at $127.5 million are expected to be funded primarily through cash from operations.

The Company has access to funds through its $300 million revolving credit agreement. At June 30, 1995, no borrowings were outstanding under this agreement. The revolving credit agreement also serves as backup for a $100 million commercial paper program, under which $78.5 million was outstanding at June 30, 1995. The Company had $188.7 million outstanding under other available banking arrangements, $1.7 million due to GE American Communications, Inc. for the purchase of a satellite transponder and $1.9 million due to the minority owner of a Company subsidiary at June 30, 1995. Short-term borrowings from the commercial paper program at June 30, 1995 of $25 million have been

                Management's Discussion and Analysis of
              Financial Condition and Results of Operations


classified as long-term debt based on management's intent and the Company's ability to support this debt on a long-term basis. The Colorado asset acquisition in February 1995 was funded through short-term bank borrowings. Almost all short-term debt outstanding at June 30, 1995 will be repaid during August 1995 with the proceeds of $260.5 million from the sale of Alascom to AT&T.

The Company has a $150 million Series B Medium-Term Note program, under which $72.5 million of notes were outstanding at June 30, 1995, with terms of one to 12 years and an average annual interest rate of 7.9 percent. The Company has $75.5 million of Medium-Term Notes available for issuance. The Company also has approval from the Rural Telephone Bank to borrow $18.7 million in additional REA debt for certain construction projects.

The Company has an agreement that allows temporary cash advances to or from its majority shareholder, PacifiCorp Holdings, Inc. (Holdings). Interest rates on advances from Holdings are based on Holdings' cost of short-term funds plus 3/8 percent. Interest rates on advances to Holdings are based on Holdings' cost of short-term funds. At June 30, 1995, no funds were outstanding or advanced to Holdings. The Company has definitive agreements with USWC to purchase local telephone properties in Oregon and Washington for approximately $180 million. The Company expects to fund these acquisitions through the issuance of external debt and internally generated funds.

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


Pro Forma Financial Information (Unaudited)
___________________________________________
The accompanying unaudited pro forma consolidated balance sheet as of June 30, 1995 reflects the Company's consolidated financial position excluding the assets and liabilities of Alascom and including the local exchange assets to be acquired in Oregon and Washington. The pro forma consolidated income statement has not been provided since there have been no significant changes to the financial forecast included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. The Company signed a definitive agreement dated as of October
1, 1994 to sell the stock of Alascom to AT&T for $365 million (including the $75 million transition payment received in July 1994). See Item 5. "Other Information" for information regarding the sale of Alascom to AT&T. The Company expects to close the purchase of assets in Oregon and Washington for approximately $180 million before the end of 1995 after the receipt of certain regulatory approvals and subject to certain purchase price adjustments at closing. The pro forma balance sheet assumes the sale and purchases occurred on June 30, 1995. See Item 1. "Business - Telecommunications Operations - Alaska Market Restructuring" and Note 16 "Pending Sale of Alascom, Inc." of the notes to the consolidated financial statements in Item 8. "Financial Statements and Supplementary Data" of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 for additional information relating to the pending sale of Alascom. See "Acquisitions" above and Item 1. "Business -Telecommunications Operations - Local Exchange Companies" of the Company's Annual Report

                 Management's Discussion and Analysis of
               Financial Condition and Results of Operations


on Form 10-K for the year ended December 31, 1994 for additional information relating to the acquisitions of local exchange assets from USWC.

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

                       PRO FORMA BALANCE SHEET
                       (UNAUDITED, IN MILLIONS)

                                    Historical                        (a)        (b)        US WEST       Pro forma
                                   Consolidated    Historical     Elimination  Sale of       Asset      Consolidated
June 30, 1995                          PTI           Alascom        Reversal   Alascom    Acquisitions      PTI
____________________________________________________________________________________________________________________
ASSETS
 Current assets                      $  246.5       $(100.9)        $ 11.2     $ 28.4       $(32.3)(c)   $  152.9
 Investments                            121.7           (.1)         221.9     (221.9)        (4.0)         117.6
 Net plant in service                   954.0        (174.4)            -          -         114.5          894.1
 Intangible and other assets            350.1          (7.1)            -          -          67.0          410.0
                                      _______        ______          _____      _____        _____        _______

   Total assets                      $1,672.3       $(282.5)        $233.1    $(193.5)      $145.2       $1,574.6
                                      _______        ______          _____      _____        _____        _______
                                      _______        ______          _____      _____        _____        _______

LIABILITIES AND CAPITALIZATION
 Current liabilities                 $  391.8       $ (60.0)        $ 18.0    $(232.1)(c)   $   -        $  117.7
 Long-term debt                         376.2            -              -          -         145.2(c)       521.4
 Deferred income taxes and
   unamortized investment
   tax credits                          108.3           (.5)            -          -            -           107.8
 Other long-term liabilities            118.0          (6.9)            -       (30.0)          -            81.1
 Shareholders' equity                   678.0        (215.1)         215.1       68.6           -           746.6
                                      _______         _____          _____      _____        ______       _______
  Total liabilities and
   capitalization                    $1,672.3       $(282.5)        $233.1    $(193.5)      $145.2       $1,574.6
                                      _______         _____          _____      _____        _____        _______
                                      _______         _____          _____      _____        _____        _______

       NOTES TO PRO FORMA CONSOLIDATED BALANCE SHEET (UNAUDITED)


PRO FORMA ADJUSTMENTS - The accompanying pro forma consolidated balance sheet as of June 30, 1995 consists of the historical balance sheet of the Company (after elimination of affiliated transactions and interest), less the historical balance sheet of Alascom, plus an estimate for the assets to be purchased in Oregon and Washington and certain liabilities related to these acquisitions, plus certain pro forma adjustments described below:

a. Affiliated balances between the Company and its subsidiaries and Alascom eliminated in the consolidation process were restored on the pro forma balance sheet. The affiliated balances between PTI and Alascom were added to PTI's investment in Alascom. The affiliated balances between the other PTI subsidiaries and Alascom were reclassified to the proper nonaffiliated line item.

b. Cash proceeds of $260.5 million received at closing the sale of Alascom in August 1995 and the $30 million deposit in "Other long-term liabilities" received in October 1994 were offset by the Company's investment in Alascom and net gain on sale. The actual gain to be realized on the sale will be approximately $66 million

                 Management's Discussion and Analysis of
               Financial Condition and Results of Operations


     which is lower than indicated on the pro forma balance sheet as the sales price is fixed and the Company's carrying value in Alascom increased as Alascom's earnings were recognized and affiliated account balances changed between June 30, 1995 and the August 1995 closing.

c. Cash proceeds received from the sale of Alascom have been applied to short-term debt used to purchase assets in Colorado, Oregon and Washington from USWC. Amounts needed for the asset purchases in excess of the Alascom proceeds and cash on hand were assumed to be borrowed on a long-term basis.


PART II    OTHER INFORMATION

Item 5.    Other Information

           On August 7, 1995, the Company closed the sale of the stock of its long distance communications subsidiary, Alascom, Inc. (Alascom) to AT&T Corp. (AT&T). There are no affiliated relationships between the Company and AT&T. The July 1994 transition payment of $75 million, the October 1994 down payment of $30 million and the August 1995 sale proceeds of $260.5 million combined for total cash proceeds of $365.5 million. The Company expects to recognize an after-tax gain of approximately $66 million from this sale. This gain is less than the amount previously reported due to a longer approval process than originally expected. The effect of the reduced gain has been offset by additional Alascom earnings which have been included in the Company's consolidated results of operations prior to closing. The $260.5 million in cash proceeds will be used to reduce short-term debt balances that the Company incurred to acquire local exchange access lines in Colorado earlier this year. The Company has agreed to provide accounting, data processing and human resource service support for Alascom operations for up to 15 months following the sale to allow for a smooth transition in exchange for cash and certain equipment that the Company intends to incorporate in its LEC operations.

           Alascom provides intrastate and interstate message toll service, wide area telephone service, private line, leased channel and other communications services within Alaska and between Alaska and the rest of the world. Alascom's facilities interconnect with 22 local exchange companies and the military bases within Alaska and with the interstate and international long distance network. Alascom uses satellite, terrestrial and undersea fiber optic cable facilities in providing service.

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits
                12   Statements re Computation of Ratios
                27   Financial Data Schedule (filed electronically
                      only)

           (b)  Reports on Form 8-K
                On Form 8-K dated July 14, 1995, under Item 5. "Other Events," the Company reported information with respect to recent developments in connection with the proposed acquisition of the minority interest of Pacific
                Telecom, Inc. by PacifiCorp Holdings, Inc.

                                SIGNATURES
                                __________


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Pacific Telecom, Inc.
                                   ________________________________
                                             (Registrant)







Date:  August 10, 1995                    /s/James H. Huesgen
                                      ______________________________
                                             James H. Huesgen
                                       Executive Vice President and
                                          Chief Financial Officer