Form 10-Q
period 1995-09-30
PACIFIC TELECOM INC
filed 1995-11-13
CIK 96977

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
___ ACT OF 1934

For the quarterly period ended    September 30, 1995

                               ________________________________________________

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
___ ACT OF 1934

For the transition period from                      to
                               ____________________    ________________________

Commission file number                             0-873
                       _________________________________________________________


                                   PACIFIC TELECOM, INC.
________________________________________________________________________________
                 (Exact name of registrant as specified in its charter)


                      Washington                           91-0644974
------------------------------------------------------------------------------
          (State or other jurisdiction of               (I.R.S. Employer
           incorporation or organization)              Identification No.)


805 Broadway, P.O. Box 9901, Vancouver, Washington         98668 - 8701
________________________________________________________________________________
  (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code        (360)905-5800
                                                  ______________________________

                                      No Change
________________________________________________________________________________
                (Former name, former address and former fiscal year,
                           if changed since last report)


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

          Common Stock, no par value                100 Shares
_______________________________________________________________________________
             (Title of Class)            (Outstanding at November 9, 1995)


REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H
(1) (A) AND
(B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED
DISCLOSURE
FORMAT.

                            PACIFIC TELECOM, INC.

                                     INDEX
                                     _____

PART I FINANCIAL INFORMATION:                                      PAGE NO.
                                                                   _______
       Item 1 - Financial Statements:

                Consolidated Balance Sheets -
                  September 30, 1995 and December 31, 1994            3


                Consolidated Statements of Income -
                  Three and nine months ended September 30, 1995
                   and 1994                                           4


                Consolidated Statements of Cash Flows -
                  Nine months ended September 30, 1995 and 1994       5


                Condensed Notes to Consolidated Financial Statements  6



       Item 2 - Management's Discussion and Analysis of
                 Financial Condition and Results of Operations        9




PART II  OTHER INFORMATION:
         _________________

         Item 6 - Exhibits and Reports on Form 8-K                   12

         Signatures                                                  13
                                       - 2 -

PART I    FINANCIAL INFORMATION
Item 1. - Financial Statements

                              PACIFIC TELECOM, INC.
                           Consolidated Balance Sheets
                                  (Unaudited)

                                    ASSETS
                                    ______
                                                September 30,   December 31,
                                                    1995            1994
                                                _____________   ___________
                                                        (In thousands)
Current assets:
  Cash and temporary cash investments            $      4,233    $   9,883
  Accounts receivable                                  72,919      108,977
  Accounts and notes receivable - affiliates           41,752        1,832
  Material and supplies (at average cost)               8,272       14,775
  Inventory - North Pacific Cable                      60,582       62,777
  Other                                                13,725       16,045
                                                    _________    _________
   Total current assets                               201,483      214,289

Investments                                           120,862      123,610

Plant in service:
  Telecommunications                                1,454,134    1,550,553
  Other                                                22,557       22,115
  Less accumulated depreciation                       634,046      799,797
                                                    _________    _________
                                                      842,645      772,871
  Construction work in progress                         9,382       52,667
                                                    _________    _________
     Net plant                                        852,027      825,538

Intangible assets - net                               358,407      252,870

Deferred charges                                       16,356       26,644
                                                    ---------    ---------
     Total assets                                  $1,549,135   $1,442,951
                                                    =========    =========

                       LIABILITIES AND CAPITALIZATION
                       ______________________________

Current liabilities:
  Currently maturing long-term debt                $   15,683   $  15,601
  Notes payable                                        35,000      21,713
  Accounts payable                                     56,846      69,515
  Income taxes payable                                 10,480        -
  Accrued liabilities                                  50,752      46,371
  Dissenters' rights liability                         40,473        -
  Accrued access and unearned revenue                   4,824      21,892
                                                    _________    ________
     Total current liabilities                        214,058     175,092

Long-term debt                                        394,204     376,997

Deferred income taxes                                 100,347      95,966

Unamortized investment tax credits                      7,436      13,809

Other long-term liabilities                            65,652      97,131

Minority interest                                      17,175      16,183

Shareholders' equity:
  Common stock                                          -          19,810
  Additional paid-in capital                          225,919     206,231
  Unearned stock compensation                           -            (442)
  Retained earnings                                   524,344     442,174
                                                    _________   _________
     Total shareholders' equity                       750,263     667,773
                                                    _________   _________
     Total liabilities and capitalization          $1,549,135  $1,442,951
                                                    =========   =========

          See accompanying notes to consolidated financial statements.

                              PACIFIC TELECOM, INC.
                       Consolidated Statements of Income
                                 (Unaudited)

                                      Three Months Ended   Nine Months Ended
                                         September 30,       September 30,
                                      ------------------   ------------------
                                        1995       1994      1995      1994
                                        ----       ----      ----      ----
                                                    (In thousands)
Operating revenues:
    Local network service            $ 30,737   $ 24,722   $ 87,948  $ 70,917
    Network access service             54,435     42,088    155,171   125,485
    Long distance network service      23,601     82,747    149,946   208,276
    Private line service                4,673     14,499     34,270    43,733
    Sales of cable capacity               735      1,665      3,419     4,252
    Cellular                           10,385      7,105     24,532    16,905
    Other                              18,875     21,622     62,210    61,208
                                      _______    _______    _______   _______
        Total operating revenues      143,441    194,448    517,496   530,776
                                      _______    _______    _______   _______

Operating expenses:
     Plant support                     26,922    30,552      89,648    85,937
     Depreciation and amortization     24,017    25,966      81,249    79,584
     Leased circuits                    2,426     6,764      18,933    19,980
     Access expense                     8,025    23,869      53,002    69,462
     Other operating expense            8,146     9,268      28,902    26,751
     Cost of cable sales                  471     1,050       2,195     2,704
     Customer operations               15,669    17,900      53,672    54,506
     Administrative support            14,633    20,040      53,039    55,996
     Taxes other than income taxes      3,948     4,087      12,024    11,461
                                      _______   _______     _______   _______
        Total operating expenses      104,257   139,496     392,664   406,381
                                      _______   _______     _______   _______

Operating income                       39,184    54,952     124,832   124,395
                                      _______   _______     _______   _______

Other income (expense):
     Interest expense                  (8,858)   (8,712)    (30,326)  (26,629)
     Interest income                      516       594       1,593       806
     Gain (Loss) on sale of investment 66,508      (338)     66,508     2,828
     Other                               (281)   (2,241)     (5,150)   (6,486)
                                      _______    ______     _______   _______
     Other income (expense) - net      57,885   (10,697)     32,625   (29,481)
                                      _______    ______     _______   _______
Income before income taxes             97,069    44,255     157,457    94,914

Income taxes                           12,819    14,574      36,068    31,799
                                      _______    ______     _______   _______

Net income                           $ 84,250  $ 29,681    $121,389  $ 63,115
                                      =======   =======     =======   =======



      See accompany notes to consolidated financial statements.

                             PACIFIC TELECOM, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                          _________________
                                                           1995       1994
                                                          ______      _____
                                                           (In thousands)
Cash Flows from Operating Activities:
  Net income                                             $121,389  $ 63,115
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Depreciation and amortization                          87,553    84,868
    Deferred income taxes and investment tax credits, net  (1,488)  (70,893)
    Gain on sale of investment                            (66,508)   (2,725)
    Gains from unconsolidated entities, net                (2,534)     (922)
    Accounts receivable and other current assets           (4,052)  (10,009)
    Inventory - North Pacific Cable                         2,194     2,704
    Accounts payable and accrued liabilities               (2,951)   35,806
    Other                                                  (4,311)    2,752
                                                          _______   _______

     Net cash provided by operating activities            129,292   104,696
                                                          _______   _______

Cash Flows from Investing Activities:
     Construction expenditures                            (88,236)  (77,139)
     Cost of Colorado and Washington asset acquisitions  (288,746)       -
     Proceeds from sale of Alascom                        235,076    75,000
     Investments in and advances to affiliates, net        (2,533)  (21,008)
     Proceeds from sales of assets                          3,974     1,288
                                                          _______   _______

         Net cash used by investing activities           (140,465)  (21,859)
                                                          _______   _______

Cash Flows from Financing Activities:
     Increase (decrease) of short-term debt                27,023    (9,000)
     Proceeds from issuance of long-term debt              77,148     8,006
     Dividends paid                                       (39,219)  (39,214)
     Payments of long-term debt                           (59,748)  (40,207)
     Sale (purchase) of common stock                          319      (234)
                                                         ________  ________

        Net cash provided (used) by financing activities    5,523   (80,649)
                                                          _______   _______

(Decrease) increase in Cash and Temporary Cash Investments (5,650)    2,188

Cash and Temporary Cash Investments at Beginning of Period  9,883     4,861
                                                          _______   _______

Cash and Temporary Cash Investments at End of Period     $  4,233  $  7,049
                                                          =======   =======

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the nine months ended September 30 for:
  Interest                                               $ 34,244   $31,398
  Income Taxes                                           $ 26,481   $73,712
  Noncash Investing and Financial Activities:
   Stock received as consideration in
     sale of subsidiaries                                $    -     $16,564
      Unrealized loss on securities available-for-sale   $    -     $   174

         See accompanying notes to consolidated financial statemets.

                   Notes to Consolidated Financial Statements
                                    (Unaudited)


 1. The consolidated financial statements include all normal adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position at September 30, 1995, and the consolidated results of operations for the three and nine months ended September 30, 1995 and 1994 and cash flows for the nine months ended September 30, 1995 and 1994. These consolidated financial statements should be read in conjunction with the financial statements and related notes included in the latest annual report filed on Form 10-K of Pacific Telecom, Inc. (Company). The consolidated results of operations presented herein are not necessarily indicative of the results to be expected for the year. The 1995 consolidated financial statements reflect certain reclassifications to conform to the current year presentations.

2. The Company is a wholly-owned subsidiary of PacifiCorp Holdings, Inc. (Holdings), which is a wholly-owned subsidiary of PacifiCorp. On September 27, 1995, holders of a majority of the approximately 5.3 million shares of outstanding common stock held by minority shareholders voted in favor of the merger of a wholly-owned subsidiary of Holdings into the Company. As a result of the merger, the common stock held by minority shareholders (other than shares as to which dissenters' rights were perfected) were converted into the right to receive $30.00 per share in cash, and the Company became a wholly-owned subsidiary of Holdings with 100 shares of no par value common stock outstanding. In addition, a liability in the amount of $40.5 million was accrued for amounts to be paid to dissenters in the merger based on an assumed $30.00 per share fair value for their shares. The Company is accruing interest on this liability at a rate equal to the Company's average short-term borrowing rate. The Company also recorded a receivable from Holdings in the amount of the accrued liability to dissenters.

3. Certain loan agreements contain provisions restricting the payment of cash dividends. Retained earnings of approximately $272.2 million were available for dividends and other distributions at September 30, 1995.

    The Company's ratio of earnings to fixed charges for the nine months ended September 30, 1995, calculated in accordance with Item 503 of Regulation S-K under the Securities Exchange Act of 1934, was 4.9 to 1.

4.  The Company's effective combined state and federal income tax rates were
    22.9 percent and 33.5 percent for the nine months ended September 30, 1995 and 1994, respectively. The difference between taxes calculated at the statutory federal tax rates and the effective combined rates for 1995 and 1994 is reconciled as follows:

                                                            1995    1994
                                                            ____    ____

     Federal statutory rate                                 35.0%   35.0%
     State income taxes, net of federal benefit              2.8     1.0
     Amortization of investment tax credits                 (1.6)   (3.4)
     Amortization of excess deferred income taxes            (.4)   (1.0)
     Amortization of excess cost                             1.1     1.9
     Alascom Gain (a)                                      (14.8)     -
     Other                                                    .8      -
                                                            ____    ____
     Effective tax rate                                     22.9%   33.5%
                                                            ====    ====

     (a) The financial statement gain on the sale of Alascom was in excess of the federal and state taxable gain because the tax basis in Alascom was greater than the book basis. The tax basis increased due to Alascom's required payment of taxes on the $150 million in transition payments to be paid by AT&T under a 1994 Federal Communications

         Commission (FCC) order. The Company has not historically provided deferred tax liabilities or assets under FAS 109 for book/tax differences on investments in subsidiaries. A deferred tax asset with respect to the book/tax difference relating to Alascom was not recorded in 1994 due to the uncertainty of consummating the sale. As a result, the benefit of the book/tax differences were realized upon the sale in 1995.

         The components of income tax expense are as follows:

                                         Three Months Ended   Nine Months Ended
                                           September 30,        September 30,
                                         __________________   _________________
                                            1995     1994       1995     1994
                                            ____     ____       ____     ____
                                                     (In thousands)
       Federal income taxes                $10,172  $15,622   $29,254  $30,314
       State income taxes                    2,647   (1,048)    6,814    1,485
                                            ______   ______    ______   ______
                                           $12,819  $14,574   $36,068  $31,799
                                            ======   ======    ======   ======

       Income taxes currently payable      $12,097  $78,938   $37,985 $102,697
       Deferred income taxes                 1,394  (63,236)      754  (67,515)
       Amortization of deferred
         investment tax credits               (672)  (1,128)   (2,671)  (3,383)
                                            ______   ______    ______  _______

                                           $12,819  $14,574   $36,068 $ 31,799
                                            ======   ======    ======  =======

5. On February 15, 1995, the Company acquired local exchange assets in Colorado representing 45 exchanges serving approximately 53,000 access lines from US
   WEST Communications, Inc. (USWC) for approximately $200 million in cash.
   "Net plant" increased $128.4 million and "Intangibles" increased $78.2 million as a result of the acquisition. Short-term debt increases of $197.9 million and an escrow account of $4.2 million included in "Investments" provided the cash to fund the acquisition. The Company reclassified from "Construction work in progress" to "Plant in service - Telecommunications"
   $33.4 million relating to the construction and upgrade program the Company began in 1993 after signing the definitive sale agreement.

6. On August 7, 1995, the Company closed the sale of the stock of Alascom, Inc.
   (Alascom) to AT&T Corp. (AT&T) in a transaction providing $365.5 million in proceeds. Under the terms of the agreement, AT&T paid $290.5 million in cash for the Alascom stock and for settlement of all past cost study issues. AT&T also agreed to allow the Company to retain the $75 million transition payment made by AT&T to Alascom in July 1994 pursuant to a FCC order. AT&T made a down payment of $30 million to the Company upon signing the stock purchase agreement in October 1994. The remaining $260.5 million was paid when the transaction closed and was used, primarily, to repay short-term debt.

   Summarized income statement data for Alascom are as follows:

                                Three Months Ended     Nine Months Ended
                                   September 30,          September 30,
                                ___________________    _________________
                                 1995         1994      1995       1994
                                ______       ______    ______     ______
                                              (In thousands)

   Operating revenues          $28,849     $101,352   $193,126  $261,092
   Operating income              6,489       32,850     36,914    63,638

7. On September 30, 1995, the Company acquired local exchange assets in Washington representing 26 exchanges serving approximately 20,000 access lines from USWC for approximately
     $86 million in cash. "Net plant" increased $58.6 million and "Intangibles" increased $34.2 million as a result of the acquisition. Debt increases of $80 million and an escrow account of $2.1 million included in "Investments" provided most of the cash to fund the acquisition.

8.   On October 20, 1995, the Company acquired local exchange
     assets in Oregon representing 23 exchanges serving
     approximately 16,000 access lines from USWC for approximately
     $81.5 million in cash.   "Net plant" increased $58.4 million
     and "Intangibles" increased $23.1 million as a result of the acquisition.  Series "B" Medium-Term Notes of $75.5 million with a ten-year term at 6.625 percent and an escrow account of
     $2.1 million included in " Investments" provided most of the cash to fund the acquisition.






Item 2.           Management's Discussion and Analysis of
               Financial Condition and Results of Operations*

                   NINE MONTHS ENDED SEPTEMBER 30

RESULTS OF OPERATIONS
The Pacific Telecom, Inc.'s (Company's) net income for the nine months ended September 30, 1995 was $121.4 million, an increase of
92.3 percent compared to net income of $63.1 million for the same period in 1994. This increase is attributable to the completion of the sale of Alascom on August 7, 1995. Operating income increased less than one percent or $.4 million for the first nine months of 1995 compared to the same period in 1994. This increase was attributable in part to the acquisition of local exchange assets in Colorado which contributed $15.0 million to operating income. The
Colorado asset acquisition, which closed on February 15, 1995, included 45 exchanges serving approximately 53,000 access lines.
Also increasing operating income were increases resulting from local exchange company (LEC) internal access line growth, revised local exchange revenue estimates for prior years, cellular customer growth, and increased long lines equipment resale and installation activities. Offsetting these increases was a decrease in operating income resulting from the sale of Alascom. Operating revenues for the first nine months of 1995 were $517.5 million, a decrease of $13.3 million, or three percent, compared to the first nine months of 1994. Operating expenses for the first nine months of 1995 were $392.7 million, a decrease of $13.7 million, or three percent, compared to the first nine months of 1994.

In May 1995, the North Pacific Cable (NPC) system manufacturers issued their final investigation report on the cause of the
February 5, 1995 system outage.  The report concluded that the outage was caused by failure of components covered under existing contractual warranty provisions.  NPC's warranty provision requires the contractor to pay for incurred marine operations charges and to replace spares and materials used during the repair.  The NPC system also experienced an outage on May 23, 1995.  The
manufacturers' investigation report on this outage concluded that the outage was caused by an external agency hooking the cable and dragging it on the sea bed until the cable was damaged.  On October
1, 1995, the NPC system experienced another outage.  The fault occurred approximately 20 miles off shore of the Japan marine terminal.  The cableship left its home port of Victoria, British
Columbia within 24 hours of the outage and began repair operations on October 18, 1995.  Service on the NPC system was restored on
October 29, 1995.  The cause of the fault is still under
investigation.    The NPC system generates positive cash flow for
the Company.





         * Pursuant to General Instruction H (1)(a) and (b) of Form
10-Q, the Company is substituting a management's narrative analysis of results of operations for Item 2.


                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations

The following table summarizes the effects of the sale of Alascom in August 1995 and the acquisition of LEC assets in 1995 on operating income for the nine month period ended September 30, 1995, when compared to the same period in 1994. Other material variances are footnoted below:

                                         Nine       ------------ Variance -----------      Nine
                                        Months       Alascom                              Months
                                        Ended        August &      LEC                    Ended
                                     September 30,  September  Acquisition             September 30,
                                         1994         1994         1995       Other        1995
                                     -------------  ---------  -----------  ---------  -------------
                                                              (in millions)
Operating revenues:
    Local network service               $ 70.9                    $10.4       $6.7 (a)    $ 88.0
    Network access service               125.5                     24.0        5.7 (b)     155.2
    Long distance network service        208.3       $(61.9)        0.3        3.2 (c)     149.9
    Private line service                  43.7         (9.8)                   0.4          34.3
    Sales of cable capacity                4.3                                (0.9)          3.4
    Cellular                              16.9                                 7.6 (d)      24.5
    Other                                 61.2         (3.3)        1.8        2.5 (e)      62.2
                                         -----         ----        ----       ----         -----
        Total operating revenues         530.8        (75.0)       36.5       25.2         517.5
                                         -----         ----        ----       ----         -----
Operating expenses:
    Plant support                         85.9         (7.9)        5.0        6.7 (f)      89.7
    Depreciation and amortization         79.6         (5.3)        8.6       (1.6)(g)      81.3
    Leased circuits                       20.0         (3.9)                   2.8 (h)      18.9
    Access expense                        69.5        (15.8)                  (0.7)         53.0
    Other operating expense               26.7         (2.7)        1.3        3.6 (i)      28.9
    Cost of cable sales                    2.7                                (0.5)          2.2
    Customer operations                   54.5         (4.7)        2.1        1.8 (j)      53.7
    Administrative support                56.0         (5.7)        3.3       (0.6)         53.0
    Taxes other than income taxes         11.5         (0.4)        1.2       (0.3)         12.0
                                         -----         ----        ----       ----         -----
        Total operating expenses         406.4        (46.4)       21.5       11.2         392.7
                                         -----         ----        ----       ----         -----
Operating income                        $124.4       $(28.6)      $15.0      $14.0        $124.8
                                         =====         ====        ====       ====         =====

(a) Revenue from LEC access line growth of $2.3 million, LEC nonrecurring charges of $1.7 million relating to customer growth, extended area services of $1.2 million and enhanced services of $.6 million combined to contribute most of the $6.7 million increase in local network service revenue.

(b) Network access service grew by $5.7 million, with $4.3 million resulting from revised LEC revenue estimates for prior years and $.9 million resulting from access line growth.

(c) Long distance network service increased by $3.2 million, with $5.9 million due to interim settlements with AT&T through July 1994, offset in part by $3.7 million of revised long lines revenue estimates.

(d) Cellular revenue grew $7.6 million due to growth in customers.

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations


(e) Other revenue increased $2.5 million as a result of a $3.1 million increase in long lines installation activities and equipment resale.

(f) Plant support grew by $6.7 million due to increases of $3.2 million for LEC project work, growth in the customer base and network upgrades, $1.2 million due to growth in cellular operations, $.8 million for long lines equipment resale activities and $.6 million due to a one-time energy efficiency project at the long lines toll center.

(g) Depreciation expense was lower by $1.6 million, which included a $4.6 million reduction due to the Alaska LEC rate decrease ordered in December 1994 and a $2.4 million reduction due to the decrease in long lines depreciable plant balances resulting from the $75 million transition payment received from AT&T in July 1994. The decreases were offset in part by $2.9 million due to increased LEC depreciable plant balances, $.9 million for increased amortization relating to the Colorado acquisition, $.7 million due to growth in cellular operations and $.5 million for additional transponders on the long lines satellite.

(h) Leased circuits expense increased by $2.8 million, of which $1.6 million was attributable to restoration services after the cable outages in 1995 and $.5 million was due to long lines retroactive billings.

(i) Other operating expense increased $3.6 million due to increases of $1.3 million relating to cellular customer growth and $1.1 million relating to updating LEC plant records and the development and conversion to new LEC plant record systems.

(j) Customer operations was higher by $1.8 million primarily due to a $1.7 million increase in cellular costs relating to customer growth.

Other income - net for the first nine months of 1995 was $32.6 million, which included a $66.5 million pre-tax gain on the sale of Alascom. Interest expense increased $3.7 million due to the short-term borrowings used to fund the Colorado asset acquisition. Other expense in the first nine months of 1995 included $1.4 million in costs relating to Holdings' offer to purchase the minority interest in the Company. Cellular equity income increased $2.8 million, while increased cellular amortization offset the income by $1.1 million. An interest rate swap buy-out raised 1994 expenses by $1.4 million.

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations



Income taxes increased due to higher taxable income and reductions in tax benefits relating to amortization of investment tax credits and excess deferred taxes. See Note 4 to the Consolidated Financial Statements for an explanation of the tax impact of the gain on the sale of Alascom.

PART II    OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
          (a)  Exhibits
               12   Statements re Computation of Ratios
               27   Financial Data Schedule (filed electronically
                    only)

   (b)  Reports on Form 8-K

        On Form 8-K dated September 27, 1995, under Item 5. "Other Events," the Company reported information with respect to the minority shareholder approval of the Agreement and Plan of Merger, dated as of March 9, 1995, by and among Pacific Telecom, Inc., PacifiCorp Holdings, Inc. and PXYZ Corporation.

        On Form 8-K dated September 30, 1995, under Item 2.
        "Acquisition and Disposition of Assets," the Company reported the purchase of local exchange assets in Washington from US WEST Communications, Inc.

                          SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Pacific Telecom, Inc.
                                     ---------------------------
                                            (Registrant)







Date:  November 9, 1995                 /s/James H.  Huesgen
                                    ----------------------------
                                           James H. Huesgen
                                    Executive Vice President and
                                       Chief Financial Officer