Form 10-K
period 1995-12-31
PACIFIC TELECOM INC
filed 1996-03-22
CIK 96977

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1995
                           ----------------------------------------------------


                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________________ TO ______________________

COMMISSION FILE NUMBER:  0-873
                         ------------------------------------------------------




                              PACIFIC TELECOM, INC.
             (Exact name of registrant as specified in its charter)

     STATE OF WASHINGTON                                         91-0644974
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


805 BROADWAY, P.O. BOX 9901, VANCOUVER, WASHINGTON               98668-8701
     (Address of principal executive offices)                    (Zip Code)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (360)905-5800

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  YES [X]   NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 15, 1996, there were 100 shares of Common Stock outstanding. The aggregate market value of voting stock held by nonaffiliates of the Registrant:
None

THIS REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.


                   DOCUMENTS INCORPORATED BY REFERENCE:   NONE

                               TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------




Definitions  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3
-----------

PART I
------
Item 1  Business
         Introduction  . . . . . . . . . . . . . . . . . . . . . . . .     4
         Telecommunications Operations   . . . . . . . . . . . . . . .     4
           Local Exchange Companies  . . . . . . . . . . . . . . . . .     4
           Long Lines  . . . . . . . . . . . . . . . . . . . . . . . .     4
           Cellular Operations . . . . . . . . . . . . . . . . . . . .     5
           Pacific Telecom Cable . . . . . . . . . . . . . . . . . . .     5
         Regulation  . . . . . . . . . . . . . . . . . . . . . . . . .     5
Item 2  Properties   . . . . . . . . . . . . . . . . . . . . . . . . .     6
Item 3  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . .     6



PART II
-------
Item 5  Market for Registrant's Common Equity and
           Related Stockholder Matters . . . . . . . . . . . . . . . .      6
Item 7  Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . . . . .      7
Item 8  Financial Statements and Supplementary Data. . . . . . . . . .     11
Item 9  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure. . . . . . . . . . .     30



PART IV
-------
Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K    30

Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     33

Appendices
        Statements of Ratio of Earnings to Fixed Charges

                                   DEFINITIONS

When the following terms are used in the text, they will have the meanings indicated:



        TERM                       MEANING
        ----                       -------

    Alaska Spur           A portion of the North Pacific Cable that links
                            Alaska and the lower 48 states

    AT&T                  AT&T Corp.

    Alascom               Alascom, Inc., a wholly-owned subsidiary of PTI until
                             its sale to AT&T in August 1995

    Company               PTI and its subsidiaries

    FCC                   Federal Communications Commission

    Holdings              PacifiCorp Holdings, Inc., a wholly-owned subsidiary
                             of PacifiCorp

    LEC                   Local exchange company

    MSA                   Metropolitan statistical area

    NPC                   North Pacific Cable, a submarine fiber optic cable
                             between the U.S. and Japan

    PTC                   Pacific Telecom Cable, Inc., an 80 percent
                             owned subsidiary of PTI

    PT Cellular           Pacific Telecom Cellular, Inc., a wholly-owned
                             subsidiary of PTI

    PT Transmission       Pacific Telecom Transmission Services, Inc.,
                             a wholly-owned subsidiary of PTI

    PTI                   Pacific Telecom, Inc., a Washington corporation

    RSA                   Rural service area

    U.S.                  United States of America

    USF                   Universal Service Fund

    USWC                  US WEST Communications, Inc.

                                     PART I


Item 1.   BUSINESS
          --------

Introduction
------------

    PTI was organized in 1955 to provide telephone service to suburban and rural communities principally in the Pacific Northwest. Since that time, the Company has grown significantly through acquisitions and expansion of its service offerings in several areas within the telecommunications industry. This expansion included investments in cellular telephone operations, international communications, including the construction of a trans-Pacific fiber optic cable and, until August 1995, the provision of long distance services in the State of Alaska through Alascom. Over the past few years, the Company's strategy has been to focus on its core business of providing local exchange service to suburban and rural markets and to divest its diversified portfolio of noncore businesses. This strategy has been implemented through the acquisition of LECs, the sale of certain international operations, the consolidation and sale of cellular holdings, and the completion of the sale of Alascom to AT&T. With the sale of Alascom to AT&T, the Company resolved its uncertainties related to the Alaska long distance market place restructuring issues.

    The Company is a wholly-owned subsidiary of Holdings, which is a wholly-owned subsidiary of PacifiCorp. On September 27, 1995, holders of a majority of the approximately 5.3 million shares of outstanding common stock held by minority shareholders voted in favor of the merger of a wholly-owned subsidiary of Holdings into the Company. As a result of the merger, the common stock held by minority shareholders (other than shares as to which dissenters' rights were perfected) were converted into the right to receive $30.00 per share in cash, and the Company became a wholly-owned subsidiary of Holdings with 100 shares of no par value common stock outstanding. In addition, a liability in the amount of $41.6 million was accrued for amounts to be paid to dissenters in the merger based on $30.00 per share fair value for their shares. Payments totalling $14.3 million were made to dissenters in November and December 1995. The Company is accruing interest on the remaining liability at a rate equal to the Company's average short-term borrowing rate. The Company also recorded a receivable from Holdings in the amount of the accrued liability to dissenters. PTI had been a majority-owned subsidiary of PacifiCorp since 1973.

Telecommunications Operations
-----------------------------

  Local Exchange Companies
  ------------------------

    The Company's LECs operate under a common business name and logo, PTI Communications. This marketing concept was established in 1991 to create a unified identity for the local operations, improve communication with customers and assist in the marketing of new products and services. As one of the major independent telephone companies in the U.S., the Company's LECs provide both local telephone service and access to the long distance network for customers in their respective service areas. The LECs also provide directory advertising and, through contracts with interexchange carriers, billing and collection services. At December 31, 1995, the Company operated 15 LECs within eleven states comprised of 530,400 access lines in 344 exchanges. The average number of access lines per exchange is approximately 1,542, reflecting the lower population density generally found in the Company's service areas, which are rural in nature. The Company's largest exchange in terms of access lines is in Kalispell, Montana, which had 24,935 access lines at December 31, 1995.
Service areas are located primarily in the states of Alaska, Colorado, Montana, Oregon, Washington and Wisconsin. States also served, but to a lesser extent, include Idaho, Iowa, Minnesota, Nevada and Wyoming. (See "Regulation.") The Company provides centralized administrative and support services to field operations from its corporate offices in Vancouver, Washington.

    As a result of acquisitions in Colorado, Washington and Oregon, the Company added 90,000 access lines in 1995, an increase of 22 percent. The LECs also experienced strong internal access line growth in certain service areas, as evidenced by a 5.3 percent increase in access lines served during 1995. In December 1995, the Company signed an agreement with USWC under which the Company agreed to purchase certain local telephone exchange assets in Minnesota representing 32 exchanges serving approximately 26,600 access lines. The transaction is expected to close in late 1996 following receipt of approvals from the FCC and Minnesota Public Utilities Commission.

  Long Lines
  ----------

    Through Alascom, the Company provided intrastate and interstate message toll service,wide area telephone service, private line, leased channel and other communications services within Alaska and between Alaska and the rest of the world. Alascom's facilities interconnect with 22 LECs and the military bases within Alaska and with the interstate and international long distance network. Virtually all services are provided in accordance with tariffs filed with the appropriate regulatory agencies. In August 1995, the Company sold Alascom to AT&T.

  Cellular Operations
  -------------------

    The Company's wholly-owned subsidiary, PT Cellular, is a holding company with subsidiaries in Alaska, Michigan, Oregon, South Dakota, Washington and Wisconsin. The Company has ownership interests with respect to 25 MSAs and RSAs and manages 10 of these interests in Alaska, Michigan and Wisconsin. The Company also manages five other RSAs in Minnesota in which it has no ownership interest. Revenues from cellular operations represented approximately five percent of total Company revenues in 1995.

    The Company may increase its ownership interests in certain cellular properties in order to achieve ownership control and to consolidate the Company's cellular service areas into larger contiguous units for operating and network efficiencies. This plan may be accomplished through the exchange of existing cellular interests and/or future acquisitions.


  Pacific Telecom Cable
  ---------------------

    PTC, which is owned 80 percent by PTI and 20 percent by Cable & Wireless plc (C&W), a United Kingdom corporation, is involved in the operation, maintenance and sale of capacity of a submarine fiber optic cable between the U.S.
and Japan, known as the NPC. The eastern end of the cable is operated by PTC. The western end is operated by International Digital Communications, Inc. (IDC), a Japanese corporation. Major IDC shareholders include C. Itoh & Co.,
Ltd, Toyota Motor Corporation, Pacific Telesis International and C&W.

    The NPC was the first submarine fiber optic cable to provide direct service between the U.S. and Japan. In addition, through the Alaska Spur, it provides the first digital fiber optic link between Alaska and the lower 48 states. Service between the U.S. and Japan is carried on three, 420 Mbit/s digital fiber optic pairs, providing a total capacity of 1,260 Mbit/s. Service between Alaska and the lower 48 states is carried on one, 420 Mbit/s digital fiber optic pair. On the eastern end, the cable lands at Pacific City, Oregon and Seward, Alaska. From the landing stations, traffic is transmitted to carrier access centers near Portland, Oregon and Anchorage, Alaska for interconnection with digital communications facilities serving the lower 48 states and Alaska and with facilities transmitting traffic to foreign countries. On the western end, the cable lands at Miura, Japan, and traffic is transmitted to IDC's carrier access centers in Tokyo, Yokohama and Osaka for interconnection with Japanese domestic service providers. For service to points beyond Japan, IDC has constructed a 75-mile submarine cable from Miura to Chikura where it interconnects with other international cables. IDC also participates in the Asia Pacific Cable system that links Miura with Hong Kong, Singapore, Taiwan and Malaysia. (See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information about cable outages during 1995.) At December 31, 1995, approximately 55 percent of the cable's 17,010 circuit capacity had been sold.

    PT Transmission provides restoration services for the eastern end of the NPC under the terms of its tariff. In the event of a cable failure, restoration services are provided via a PT Transmission satellite earth station located at Moores Valley, Oregon.


Regulation
----------

    The Company's LECs operate in an industry that is subject to extensive regulation by the FCC and state regulatory agencies. Virtually all services are provided in accordance with tariffs filed with the appropriate regulatory agencies. The telecommunications industry continues to undergo change as a result of a series of regulatory, judicial and Congressional proceedings regarding the deregulation of certain aspects of the industry. The FCC and some state regulatory agencies are also pursuing alternative forms of regulation that depart from traditional rate of return regulation for telecommunications companies such as the Company. These alternatives include opening local exchange franchises to encourage greater competition.

    On February 1, 1996, the Congress adopted the Joint Conference Report on S.652, thereby passing the Telecommunications Act of 1996 (Telecommunications
Act). The legislation was subsequently signed into law by President Clinton on February 8, 1996. The Telecommunications Act addresses a substantial number of telecommunications matters, and generally seeks to promote competitive service in all telecommunications markets, including local exchange services. Among other issues, the Telecommunications Act addresses removal of barriers to entry, universal service mechanisms, eligibility for access to universal service support funds, interconnection waiver or exemption provisions for rural and
mid-size companies and infrastructure sharing.   Management believes these
provisions will prove consistent with the Company's current and planned operations. In many instances, however, specific aspects of these matters are referred by the legislation to the FCC for further proceedings and implementation; the final actions of the FCC with respect thereto cannot now be predicted. Proceedings before various of the Company's state regulatory agencies are also likely as a result of the scope of the federal legislation. In addition, oversight hearings to monitor FCC interpretation and implementation of the legislation, as well as technical corrective legislation later in 1996, are possible as implementation of the legislation proceeds.

    The Company's cellular interests are regulated by the FCC with respect to the construction, operation and technical standards of cellular systems and the licensing and designation of geographic boundaries of service areas. Certain states also require operators of cellular systems to satisfy a state certification process to serve as cellular operators.


Item 2.   PROPERTIES
          ----------

    The telephone properties of the Company's LECs include central office equipment, microwave and radio equipment, poles, cables, rights of way, land and buildings, customer premise equipment, vehicles and other work equipment. Most of the Company's division headquarters buildings, telephone exchange buildings, business offices, warehouses and storage areas are owned by the Company's LECs. Approximately 38 percent of plant assets are pledged to secure long-term debt. In addition, certain of the LECs' microwave facilities, central office equipment and warehouses are located on leased land. Such leases are not considered material, and their termination would not substantially interfere with the operation of the Company's business. (See "Item 1. Business - Telecommunications Operations - Local Exchange Companies" for information regarding the states in which the Company has LEC operations.)

    PT Cellular's subsidiaries are partners in partnerships that own or lease switching facilities, cell site towers, cell site radio equipment and other equipment required to furnish cellular service to the areas they serve. (See "Item 1. Business - Telecommunications Operations - Cellular Operations" for information regarding the states in which the Company has cellular operations.)

    The properties of PTC and PT Transmission include a satellite transmit and receive earth station, located at Moores Valley, Oregon, fiber optic cables, land, buildings, operating facilities and business offices, all of which are owned. In addition, PTC leases a duplicate cable for backup between Pacific City, Oregon and Portland, Oregon and business office space. PTC also holds in inventory its portion of the unsold capacity in the NPC and backhaul facilities.

    The Company's executive, administrative, purchasing and certain engineering functions are headquartered in Vancouver, Washington. The Company has a 50 percent ownership interest in its headquarters building and, through a long-term lease, occupies approximately 66 percent of the 225,000 square-foot building. The Company owns two mainframe computers and leases most of the other equipment used in conjunction with providing data processing services.


Item 3.   LEGAL PROCEEDINGS
          -----------------

    The Company is a party to various legal claims, actions and complaints, one of which is described below. Although the ultimate resolution of legal proceedings cannot be predicted with certainty, management believes that disposition of these matters will not have a material adverse effect on the Company's consolidated financial statements.

    On September 27, 1995, holders of a majority of the approximately 5.3 million shares of outstanding common stock held by minority shareholders of the Company voted in favor of the merger of a wholly-owned subsidiary of Holdings into the Company. As a result of the merger, the common stock held by minority shareholders was converted into the right to receive $30.00 per share in cash, other than shares as to which dissenters' rights were perfected. Former minority shareholders of the Company who owned approximately 26 percent of the total outstanding shares held by minority shareholders filed notices with the Company asserting dissenters' rights in connection with the merger. Certain of these shareholders have also asserted that the fair value of the Company's common stock, to which they will be entitled under the dissenters' rights provisions of the Washington Business Corporation Act (WBCA), is substantially in excess of the $30.00 per share paid to the minority shareholders who did not dissent. The process for judicial resolution of dissenting shareholder proceedings is governed by the provisions of the WBCA. On February 12, 1996, the Company filed a petition with the Superior Court of Washington for Clark County in accordance with these provisions (Pacific Telecom, Inc. v. Gabelli
                                            --------------------------------
Funds, Inc. et. al., Superior Court of Washington for Clark County).
-------------------

                                     PART II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS
            -------------------------------------------------------------

    There is no public market for the Company's common stock. All of the Company's outstanding common stock is owned by Holdings. Dividends are normally declared and paid on a quarterly basis. For 1995 and 1994, dividends paid totalled $52,267,000 and $52,289,000, respectively.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS *
            ---------------------------------------------------------------

    The Company continues to implement its strategy that primarily focuses resources to expand its provisioning of local exchange telephone services in rural and suburban markets. The year ended December 31, 1995 can be best described as a transition year, as the Company successfully exited the long distance business in Alaska and redeployed its capital into LEC assets. During 1995, the Company closed three acquisitions of local exchange properties with USWC in Colorado, Washington and Oregon. Assets representing 94 exchanges serving approximately 90,000 access lines were purchased for an aggregate of approximately $376.3 million. These transactions reflect the Company's strategic focus on providing basic and enhanced telecommunications services to rural and suburban markets. See Note 15 to Consolidated Financial Statements included in Item 8 hereof for information concerning the USWC asset acquisitions.

    In August 1995, the Company sold its long distance subsidiary, Alascom, to AT&T in a transaction that provided $365.5 million in cash. AT&T paid $290.5 million in cash for the Alascom stock and settlement of all past cost study issues. AT&T also agreed to allow the Company to retain a $75 million transition payment made by AT&T to Alascom in July 1994 pursuant to an FCC order. See Note 16 to Consolidated Financial Statements included in Item 8 hereof for information concerning the sale of Alascom.

    The Company operates predominately in the telecommunications industry, providing voice, data, video, access to its networks to interexchange carriers and other services through local exchange operations and provided long lines operations until August 7, 1995, when Alascom was sold. There are substantial similarities in the operations of and revenues derived from these activities. The Company is involved with cellular operations which generate revenues from retail and foreign roamer cellular services, as well as from management of cellular properties for other owners. The Company is also involved in the operation and maintenance of the NPC. Revenues from this cable project are recognized from the sale of capacity on the primary cable and backhaul system and from maintenance and restoration services provided for the system.
In 1995, 62 percent of consolidated operating revenues were contributed by local exchange companies, 30 percent by long lines, five percent by cellular operations and three percent by cable and backhaul capacity sales and related cable services. Certain revenues from the Company's rate of return regulated operations are based on estimates that are subject to subsequent adjustments in future accounting periods as refined operational information becomes available.

    The Company's net income for the year ended December 31, 1995 was $139.6 million, an increase of 71 percent compared to net income of $81.4 million in 1994. This increase was attributable to the after-tax gain on the sale of Alascom of $66.4 million. Operating income increased less than one percent or $.7 million in 1995 compared to 1994. The acquisition of local exchange assets in Colorado, Washington and Oregon contributed $25.2 million to operating income. Also increasing operating income were increases resulting from LEC internal access line growth, revised local exchange revenue estimates for prior years, cellular customer growth, and increased long lines equipment resale and installation activities. Offsetting these increases was the elimination of five months of long lines operating income resulting from the sale of Alascom. Operating revenues for 1995 were $648.6 million, a decrease of $56.4 million, or eight percent, compared to 1994. Operating expenses in 1995 were $483.3 million, a decrease of $57.0 million, or 11 percent, compared to 1994. The local exchange acquisitions completed during 1995 serve to increase both operating revenues and expenses, substantially replacing operating income that had been provided by Alascom. However, with the sale of Alascom, the presentation of long distance network services and access expense tend to distort a year to year comparison of revenue and expenses.

    The NPC system experienced three outages in 1995. The February and October outages were caused by failure of components covered under existing contractual warranty provisions. NPC's warranty provision requires the contractor to pay for incurred marine operations charges and to replace spares and materials used during the repair. The May outage was caused by an external agency hooking the cable and dragging it on the sea bed until the cable was damaged. During each of the outages, restoration services were provided to customers within three hours after the outage occured. The NPC system generates positive cash flow for the Company, primarily from the provision of maintenance and restoration services.


------------------------
     * Pursuant to General Instruction J (1)(a) and (b) of Form 10-K, the Company is substituting a management's narrative analysis of results of operations for Item 7.

    The following table summarizes the effects of the sale of Alascom in August 1995 and the acquisition of LEC assets in 1995 on operating income for the period ended December 31, 1995, when compared to 1994. Other material variances are footnoted below:

                                  Year        Alascom                                 Year
                                 Ended       August -       LEC                      Ended
                              December 31,   December   Acquisitions               December 31,
                                  1994         1994        1995         Other         1995
                              ------------   --------   ------------    -----      ------------
                                                      (in millions)
Operating revenues:
  Local network service         $  97.0                    $16.1       $  7.4 (a)    $120.5
  Network access service          168.5                     43.3         11.9 (b)     223.7
  Long distance network service   272.0      $(126.0)        0.5          3.6 (c)     150.1
  Private line service             58.2        (24.2)                     0.3          34.3
  Sales of cable capacity           4.6                                  (1.2)          3.4
  Cellular                         23.6                                  10.3 (d)      33.9
  Other                            81.1         (7.1)        3.1          5.6 (e)      82.7
                                  -----        -----        ----         ----         -----
    Total operating revenues      705.0       (157.3)       63.0         37.9         648.6
                                  -----        -----        ----         ----         -----

Operating expenses:
  Plant support                   117.7        (18.4)        6.6          6.5 (f)     112.4
  Depreciation and amortization   100.9        (13.5)       15.8          2.6 (g)     105.8
  Leased circuits                  26.6        (10.1)                     4.4 (h)      20.9
  Access expense                   92.9        (39.3)                    (0.6)         53.0
  Other operating expense          35.1         (5.5)        4.2          4.1 (i)      37.9
  Cost of cable sales               3.0                                  (0.8)          2.2
  Customer operations              72.8        (11.0)        3.6          1.5 (j)      66.9
  Administrative support           75.6        (13.2)        6.0         (0.1)         68.3
  Taxes other than income taxes    15.8         (0.7)        1.6         (0.8)         15.9
                                  -----        -----        ----         ----         -----
    Total operating expenses      540.4       (111.7)       37.8         16.8         483.3
                                  -----        -----        ----         ----         -----
Operating income                 $164.6      $ (45.6)      $25.2        $21.1        $165.3
                                  =====        =====        ====         ====         =====

(a) Revenue from enhanced services, such as caller name and number identification, automatic call back, auto recall and call trace, of $1.3 million, LEC installation related charges of $1.9 million due to customer growth and certain rate increases, LEC access line growth of $2.1 million and extended area services of $1.2 million combined to contribute most of the $7.4 million increase in local network service revenue.

(b) Network access service revenue grew by $11.9 million, with $6.7 million resulting from revised LEC revenue estimates for prior years, $2.4 million in increased USF support and $1.3 million resulting from access line growth.

(c) Long distance network service revenue increased $3.6 million, with $5.9 million due to interim settlements with AT&T through July 1994, offset in part by $3.7 million of revised long lines revenues estimates.

(d) Cellular revenue grew $10.3 million due to growth in customers and increased roaming revenues.

(e) Other revenue increased $5.6 million as a result of a $3.1 million increase in long lines installation activities and equipment resale and a $2.9 million increase in cable maintenance and restoration activity due to the cable outages, offset in part by a $1.8 million decrease in revenues from noncore businesses exited during 1994.

(f) Plant support expense grew by $6.5 million due to increases of $1.7 million for LEC maintenance activity, growth in the customer base and network upgrades, $1.6 million due to growth in cellular operations, $.8 million for long lines equipment resale activities and $.6 million due to a one-time energy efficiency project at the long lines toll center.

(g) Depreciation expense was higher by $2.6 million, which included $3.3 million due to increased LEC depreciable plant balances and $.9 million due to growth in cellular operations. These increases were offset in part by a $2.4 million reduction due to the decrease in long lines depreciable plant balances resulting from the $75 million transition payment received from AT&T in July 1994.

(h) Leased circuits expense increased by $4.4 million, of which $2.9 million was attributable to restoration services and $1.1 million was due to long lines retroactive billings and contract adjustments.

(i) Other operating expense increased $4.1 million due to increases of $2.3 million relating to cellular customer growth and $1.1 million relating to updating LEC plant records and the development and conversion to new LEC plant record systems.

(j) Customer operations expense was higher by $1.5 million primarily due to a $2.3 million increase in cellular costs relating to customer growth.

     Other income - net for 1995 was $21.3 million, which included a $66.5 million pre-tax gain on the sale of Alascom. Interest expense increased $7.6 million, which included $5.8 million due to increased borrowings used to fund the USWC asset acquisitions and $1.8 million in one-time interest charges mainly relating to Internal Revenue Service settlements. Other expense in 1995 included $1.6 million in costs relating to Holdings' offer to purchase the minority interest in the Company. Cellular amortization decreased by $.6 million due to prior year adjustments in 1994 and cellular equity income increased $.5 million. An interest rate swap buy-out raised 1994 expenses by $1.4 million.


INCOME TAXES
------------
(in millions, except percentages)
                                           1995              1994
                                           ----              ----
Income tax expense                        $47.0             $40.8
Effective income tax rate                  25.2%             33.4%


    Income tax expense increased due to higher state income tax and reductions in tax benefits relating to amortization of investment tax credits and excess deferred taxes. State income tax increased due to providing deferred state income tax on assets in non-unitary states previously not provided. The financial statement gain on the sale of Alascom was recorded without federal or state income tax expense, because the tax basis in Alascom was greater than the
selling price.  This caused the effective tax rate to decline.   Excluding the
sale of Alascom, the Company's effective tax rate would have been 39.1 percent in 1995. See Note 6 to the Consolidated Financial Statements for an explanation of the tax impact of the gain on the sale of Alascom.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
(in millions)
                                       Plan 1996    1995    1994
                                       ---------    ----    ----
Capital expenditures:
   Local exchange companies              $102       $106    $111
   Long Lines                              -           7      22
   Cellular                                 8          7      10
   Other                                    4          2       5
                                          ---        ---     ---
     Total capital expenditures          $114       $122    $148
                                          ===        ===     ===
Acquisitions                             $263       $368    $ -
                                          ===        ===     ===

     Planned acquisitions during 1996 include the purchase of assets in Minnesota from USWC for $103 million, which includes a $5 million escrow payment made during 1995. Also included in acquisitions in 1996 are $165 million for asset purchases not yet identified and that may not be completed before year end.

CAPITAL EXPENDITURES
--------------------

    The Company's capital expenditures during 1995 were funded primarily through internally generated cash of $153.0 million and commercial paper issuances. The acquisitions in 1995 were funded primarily by proceeds from the sale of Alascom and borrowings under the Series B Medium-term Notes program. The Company expects to fund its capital expenditures in 1996 primarily through internally generated cash. Capital expenditures during 1995 related mainly to network upgrades and growth in the Company's operations. Significant network upgrades during 1995 were made to acquired LEC assets.


ACQUISITIONS
------------

    The Company has a stated objective of growing its local exchange operations through internal growth and acquisitions. The Company intends to pursue acquisitions of independent telephone companies, and to participate in the rural divestiture strategy of USWC and other large regional holding companies. While the Company's primary goal is to acquire properties in its current operating states, it would consider entering new states if an acquisition opportunity were of sufficient size. The Company believes that significant economies of scale and associated cash flow benefits can be generated by acquiring new properties and integrating them into the Company's administrative and operations structure. See Notes 14 and 15 to Consolidated Financial Statements included in Item 8 hereof for information concerning the USWC asset acquisitions that were completed in 1995 and are pending in 1996.

    The Company is interested in increasing its current cellular holdings in order to expand its existing market coverage areas in Alaska and the Midwest. The Company is also seeking solutions to exit minority holdings that are not meeting its expectations for cash flow and net income returns.


DISPOSITIONS
------------

    See Note 16 to Consolidated Financial Statements included in Item 8 hereof for information concerning the sale of Alascom.


LONG-TERM AND SHORT-TERM DEBT
-----------------------------
(in millions, except percentages)
                                                 December 31,
                                            ---------------------
                                             1995           1994
                                            ------         ------
Long-term debt                              $459.5         $377.0
Short-term debt                               90.0           21.7
Currently maturing long-term debt              5.5           15.6
                                             -----          -----
                                            $555.0         $414.3
                                             =====          =====
Debt as a percent of total capitalization     41.8%          37.7%
                                             =====          =====

    In 1995, a portion of the USWC asset acquisitions was funded through the issuance of Series B Medium-term Notes. Short-term borrowings from other available banking arrangements replaced the $36.5 million of Series A and B Medium-term Notes that matured during 1995. Commercial paper issuances of $50 million were used to fund construction expenditures. Short-term borrowings from other available banking arrangements of $25 million and commercial paper of $50 million have been classified as long-term debt based on management's intent and the Company's ability to support this debt on a long-term basis.

    The Company has access to funds through its $300 million revolving credit agreement which ends in November 1999. At December 31, 1995, no borrowings were outstanding under this agreement. (See Note 12 to Consolidated Financial Statements included in Item 8 hereof.) The revolving credit agreement also serves as backup for a $100 million commercial paper program, under which $50 million was outstanding at December 31, 1995. The Company had $115 million outstanding under other available banking arrangements at December 31, 1995. In January 1996, the Company established a $200 million Series C Medium-term Notes program, which will be used primarily to fund future acquisitions and to repay some of the short-term debt outstanding at December 31, 1995.

    At December 31, 1995, the Company had approval from the Rural Telephone Bank to borrow $17.6 million in additional Rural Electrification Administration debt for certain construction projects.

    Any temporary cash or liquidity requirements during 1996 will be met through utilization of funds available under the revolving credit agreement or temporary advances from Holdings. (See Note 2 to Consolidated Financial Statements included in Item 8 hereof.) Long-term liquidity requirements will be met through utilization of funds available under the revolving credit agreement or the Series C Medium-term Notes program. Cash needed to pay dissenters' rights will be provided by Holdings. (See Note 2 to Consolidated Financial Statements included in Item 8 hereof.)


REGULATION
----------

    See Item 1. "Business - Regulation" for information concerning regulation.


Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
           -------------------------------------------

INDEPENDENT AUDITORS' REPORT

To the Directors and Shareholder of Pacific Telecom, Inc.:

We have audited the accompanying consolidated balance sheets of Pacific Telecom, Inc. and its subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in shareholder's equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements represent fairly, in all material respects, the financial position of Pacific Telecom, Inc. and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 9 in the consolidated financial statements, the Company changed its method of accounting for postretirement benefits in the year ended December 31, 1993.

DELOITTE & TOUCHE LLP

Portland, Oregon
January 30, 1996

                              PACIFIC TELECOM, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                 Year Ended December 31,
                                            --------------------------------
                                              1995        1994        1993
                                              ----        ----        ----
                                                     (In thousands)
OPERATING REVENUES:
   Local network service                    $120,512    $ 96,944    $ 81,783
   Network access service                    223,723     168,530     183,862
   Long distance network service             150,064     271,977     262,528
   Private line service                       34,270      58,193      63,765
   Sales of cable capacity                     3,419       4,567       4,943
   Cellular                                   33,884      23,642      16,056
   Other                                      82,724      81,109      89,174
                                             -------     -------     -------
     Total operating revenues                648,596     704,962     702,111
                                             -------     -------     -------

OPERATING EXPENSES:
   Plant support                             112,350     117,694     122,024
   Depreciation and amortization (Note 3)    105,828     100,879     106,796
   Leased circuits                            20,933      26,618      30,639
   Access expense (Note 2)                    53,002      92,929      95,462
   Other operating expense                    37,876      35,116      33,219
   Cost of cable sales                         2,205       2,977       2,500
   Customer operations                        66,947      72,780      70,612
   Administrative support                     68,294      75,616      84,384
   Taxes other than income taxes              15,850      15,712      14,827
                                             -------     -------     -------
     Total operating expenses                483,285     540,321     560,463
                                             -------     -------     -------
OPERATING INCOME                             165,311     164,641     141,648
                                             -------     -------     -------

OTHER INCOME (EXPENSE):
   Interest expense                          (42,316)    (34,754)    (44,273)
   Interest income                             2,798       1,716         932
   Gain on sale of subsidiaries and
     investments (Notes 5 and  16)            66,526       2,073       1,340
   Minority interest                          (1,298)       (975)       (580)
   Other                                      (4,445)    (10,536)    (16,163)
                                             -------     -------     -------
      Other income (expense) - net            21,265     (42,476)    (58,744)
                                             -------     -------     -------
INCOME BEFORE INCOME TAXES                   186,576     122,165      82,904
INCOME TAXES (NOTE 6)                         47,012      40,766      23,846
                                             -------     -------     -------
INCOME FROM CONTINUING OPERATIONS            139,564      81,399      59,058
GAIN FROM DISCONTINUED OPERATIONS, NET
   OF INCOME TAX (NOTE 7)                         -           -       60,444
                                             -------     -------     -------
NET INCOME                                  $139,564    $ 81,399    $119,502
                                             =======     =======     =======


    The accompanying notes are an integral part of these financial statements.

                              PACIFIC TELECOM, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                             December 31,
                                                       -----------------------
                                                         1995           1994
                                                         ----           ----
                                                            (In thousands)

ASSETS
Current assets:
  Cash and temporary cash investments                  $    6,331   $    9,883
  Accounts receivable                                      81,528      108,977
  Accounts and notes receivable - affiliates (Note 2)      41,234        1,832
  Material and supplies (at average cost)                   7,082       14,775
  Inventory - North Pacific Cable                          60,571       62,777
  Other                                                     9,522       16,045
                                                        ---------    ---------
    Total current assets                                  206,268      214,289

Investments (Note 10)                                     124,555      123,610

Plant in service:
  Telecommunications (Note 3)                           1,570,262    1,550,553
  Other                                                    22,655       22,115
  Less accumulated depreciation                           678,328      799,797
                                                        ---------    ---------
                                                          914,589      772,871
  Construction work in progress                            13,970       52,667
                                                        ---------    ---------
Net plant                                                 928,559      825,538


Intangible assets - net                                   378,214      252,870

Deferred charges                                           16,528       26,644
                                                        ---------    ---------
    Total assets                                       $1,654,124   $1,442,951
                                                        =========    =========





   The accompanying notes are an integral part of these financial statements.

                               PACIFIC TELECOM, INC.
                            CONSOLIDATED BALANCE SHEETS



                                                             December 31,
                                                       -----------------------
                                                         1995           1994
                                                         ----           ----
                                                            (In thousands)

LIABILITIES AND CAPITALIZATION
Current liabilities:
  Currently maturing long-term debt (Note 12)          $    5,535   $   15,601
  Notes payable (Note 11)                                  90,000       21,713
  Accounts payable                                         48,395       69,515
  Accrued liabilities                                      58,736       43,302
  Dissenters' rights (Note 2)                              27,930          -
  Accrued access and unearned revenue                       8,354       24,961
                                                        ---------    ---------
         Total current liabilities                        238,950      175,092

Long-term debt (Note 12)                                  459,502      376,997

Deferred income taxes (Note 6)                            126,539       95,966

Unamortized investment tax credits                          6,929       13,809

Other long-term liabilities                                48,502       97,131

Minority interest                                          18,288       16,183

Shareholder's equity:
  Common stock - stated value, 1995 - $1.00,
    1994 - $.50 (Note 2)
     - authorized 200,000,000 shares
     - outstanding 1995 - 100 shares,
       1994 - 39,619,623 shares                               -         19,810
  Additional paid-in capital                              225,943      206,231
  Unearned stock compensation (Note 8)                        -           (442)
  Retained earnings (Note 12)                             529,471      442,174
                                                        ---------    ---------
         Total shareholder's equity                       755,414      667,773

  Commitments and contingencies (Notes 4 and 14)              -            -
                                                        ---------    ---------
         Total liabilities and capitalization          $1,654,124   $1,442,951
                                                        =========    =========

   The accompanying notes are an integral part of these financial statements.

                               PACIFIC TELECOM, INC.
                        CONSOLIDATED STATEMENTS OF CHANGES IN
                               SHAREHOLDER'S EQUITY

                                       Common      Additional    Unearned                 Total
                                        Stock        Paid-in      Stock      Retained  Shareholder's
                                    --------------
                                    Shares  Amount   Capital   Compensation  Earnings     Equity
                                    ------  ------   -------   ------------  --------  -------------
                                                              (In thousands)
BALANCE, JANUARY 1, 1993            39,545 $19,772  $204,276      $   -      $345,798      $569,846

Shares issued for benefits              66      34     1,767                                  1,801

Share purchases                         (2)     (1)      (58)                                   (59)

Unearned stock compensation (Note 8)                                (143)                      (143)

Net income                                                                    119,502       119,502

Cash dividends ($1.32 per share)                                              (52,236)      (52,236)
                                    ------  ------   -------         ---      -------       -------

BALANCE, DECEMBER 31, 1993          39,609  19,805   205,985        (143)     413,064       638,711

Shares issued for benefits              13       6       293                                     299

Share purchases                         (2)     (1)      (47)                                   (48)

Unearned stock compensation (Note 8)                                (299)                      (299)

Net income                                                                     81,399        81,399

Cash dividends ($1.32 per share)                                              (52,289)      (52,289)
                                    ------  ------   -------         ---      -------       -------

BALANCE, DECEMBER 31, 1994          39,620  19,810   206,231        (442)     442,174       667,773

SHARES ISSUED FOR BENEFITS              26      13       792                                    805

SHARE PURCHASES                        (30)    (15)     (882)                                  (897)

MINORITY BUY-OUT AND
   REVERSE MERGER (NOTE 2)         (39,616)(19,808)   19,808                                     -

SHARE RETIREMENTS                                        (16)                                   (16)

UNEARNED STOCK COMPENSATION
   (NOTE 8)                                               10         442                        452

NET INCOME                                                                    139,564       139,564

CASH DIVIDENDS                                                                (52,267)      (52,267)
                                    ------  ------   -------         ---      -------       -------
BALANCE, DECEMBER 31, 1995              -  $    -   $225,943        $ -      $529,471      $755,414
                                    ======  ======   =======         ===      =======       =======

The Company has 152,000 shares of $25 stated value, six percent cumulative Preferred Stock authorized, but no shares are outstanding.

   The accompanying notes are an integral part of these financial statements.

                               PACIFIC TELECOM, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FROM CONTINUING OPERATIONS

                                                                      Year Ended December 31,
                                                                  ------------------------------
                                                                    1995       1994       1993
                                                                    ----       ----       ----
                                                                          (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Income from continuing operations                             $139,564   $ 81,399   $ 59,058
   Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
       Depreciation and amortization                              114,282    107,784    115,748
       Deferred income taxes and investment tax credits, net       24,515    (62,329)    (7,251)
       Gain on sale of subsidiaries and investments               (66,526)    (2,073)    (1,340)
       Gains from unconsolidated entities, net                     (3,350)    (3,135)      (503)
       Accounts receivable and other current assets               (46,165)    (8,089)    47,836
       Inventory - North Pacific Cable                              2,206      2,977      2,500
       Accounts payable and accrued liabilities                    (5,430)    22,168    (29,304)
       Other                                                       (6,049)     2,666     (6,363)
                                                                  -------    -------    -------
         Net cash provided by operating activities                153,047    141,368    180,381
                                                                  -------    -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Construction expenditures                                     (121,753)  (148,248)  (102,618)
   Cost of businesses acquired                                   (368,348)        -     (15,536)
   Investments in and advances to affiliates                       (7,321)    (4,726)    (7,447)
   Proceeds from Alaska restructuring                             235,076    105,000         -
   Proceeds from sales of assets                                    3,985     17,656    200,552
                                                                  -------    -------    -------
         Net cash provided (used) by investing activities        (258,361)   (30,318)    74,951
                                                                  -------    -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Increase (decrease) in short-term debt                          82,023     (3,190)   (53,066)
   Change in affiliated notes                                         459         -          -
   Proceeds from issuance of long-term debt                       153,810      8,006      3,042
   Purchase of common stock                                          (897)       (48)       (59)
   Dividends paid                                                 (52,267)   (52,289)   (52,236)
   Payments of long-term debt                                     (81,366)   (58,507)  (157,887)
                                                                  -------    -------    -------
         Net cash provided (used) by financing activities         101,762   (106,028)  (260,206)
                                                                  -------    -------    -------

INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS         (3,552)     5,022     (4,874)

CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF YEAR            9,883      4,861      9,735
                                                                  -------    -------    -------
CASH AND TEMPORARY CASH INVESTMENTS AT END OF YEAR               $  6,331   $  9,883   $  4,861
                                                                  =======    =======    =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Interest paid during the year                                 $ 40,688   $ 36,692   $ 45,681
   Income taxes paid during the year                               33,736    102,324     48,574

NONCASH INVESTING ACTIVITIES:

   Liabilities assumed in connection with the acquisition
    of subsidiaries                                                    -          -      3,548
   Liabilities disposed of in connection with the sale
    of subsidiaries                                                85,668         53        87
   Common stock issued in connection with employee benefits           805        299     1,801

   The accompanying notes are an integral part of these financial statements.

                               PACIFIC TELECOM, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a) Basis of presentation -- The consolidated financial statements include the accounts of Pacific Telecom, Inc.(PTI) and its subsidiaries (Company). The equity method is used to account for those affiliated companies in which the Company exerts significant influence through management agreements or ownership of 20 to 50 percent and for all cellular partnerships in which a Company subsidiary is a partner. All appropriate intercompany transactions and balances have been eliminated. The 1994 and 1993 consolidated financial statements reflect certain reclassifications to conform to the 1995 presentations.

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

       (e) Telecommunications plant -- Telecommunications plant is stated at cost. Additions to plant include direct costs and related indirect charges. Depreciation and amortization are provided using the straight-line method based on the estimated service lives of the various classes of depreciable assets. Amounts charged to operations for depreciation expense reflect methods prescribed by regulators in the Company's regulated operations and, given the Company's operating environment, do not materially differ from estimated useful life determinations used to calculate depreciation estimates of the Company's nonregulated operations. These depreciation estimates and methods are applied consistently in both regulated and public financial presentations. The composite depreciation rate for depreciable telecommunications plant was 6.1 percent in 1995, 6.4 percent in 1994 and 6.9 percent in 1993. The depreciation rate decrease in 1994 is mainly due to the rate decrease ordered by the Alaska Public Utilities Commission for Alaska local exchange operations.

       (f) Interest during construction -- In accordance with regulatory requirements, the Company's regulated subsidiaries capitalize debt costs applicable to their construction projects. Interest capitalized during 1995 was $231,000.

       (g) Asset impairments -- In December 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable assets to be disposed of. The Company evaluated its assets based on this standard and concluded that no assets qualified as impaired and consequently no adjustments were required.

       (h) Cash and cash equivalents -- The Company considers all investments with original maturities less than 90 days to be cash equivalents.

       (i) Income taxes -- The Company uses the liability method of accounting for income taxes, which requires that deferred income taxes be provided for all differences between the financial statement and tax bases of assets and liabilities. Deferred income taxes result primarily from differences between the financial statement and tax bases of depreciable assets and certain acquired assets, as well as employment related expenses not currently deductible.

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

       (j) Intangible assets -- These costs are primarily for franchises of local exchange and cellular companies acquired and goodwill recorded from such acquisitions and are being amortized generally over 40 years. Accumulated amortization of these costs at December 31, 1995 and 1994 was $42,703,000 and $33,448,000, respectively.
             Intangible assets relating to nonconsolidated investments are included in "Investments" on the balance sheet (Note 10).

       (k) Inventory -- Inventory on the North Pacific Cable represents the construction costs for the cable, which are carried at lower of cost or market and charged to income on an average cost per unit basis as capacity in the cable is sold. During 1993, inventory cost was reduced by approximately $19,200,000 as a result of an agreement reached with the consortium that constructed the cable.

       (l) Software capitalization -- The Company capitalizes initial operating system software development costs and expenses subsequent additions or modifications to operating system software. The Company also capitalizes application software that is purchased at a cost of $10,000 or more and with a useful life in excess of one year.

       (m) Accrued access and unearned revenue -- Advance billings creditable to revenue accounts in future months and advance payments made by prospective customers prior to establishment of services are recorded in accrued access and unearned revenue until the service is rendered or cleared from this account as refunds are made.

       (n) Revenue recognition -- The Company's subsidiaries participate in access revenue pools for certain interstate and intrastate revenues, which are initially recorded based on estimates. Certain network access revenues are estimated under cost separations procedures that base revenues on current operating costs and investments in facilities to provide such services. These estimates are subject to subsequent adjustment in future accounting periods as refined operational information becomes available.

       (o) Regulatory assets and liabilities -- At December 31, 1995 and 1994, the Company had $704,000 and $8,193,000, respectively, in regulatory assets and $8,900,000 and $14,196,000, respectively, in regulatory liabilities on its balance sheet. The regulatory assets were included in "Deferred charges" and the regulatory liabilities were included in "Other long-term liabilities." The regulatory assets arose from the income tax benefits provided to current ratepayers for pre-1987 tax deductible expenses that were capitalized on the books of the Company and for which no deferred taxes were provided. These regulatory assets are being reduced as the capitalized amounts are depreciated on the books and those expenses are recovered. The regulatory liabilities are made up of two items. The first relates to the excess deferred taxes that resulted from a reduction in the Federal tax rate from 46 percent to 35 percent. This excess will not be paid to the Federal government, but rather will reduce future revenue requirements from customers over the average life of the assets that generated the difference. In addition, the regulatory liability includes the tax savings resulting from this reduced revenue requirement created by the amortization of the excess deferred taxes. The second relates to a similar reduction in revenue requirements due to the tax savings resulting from amortization of deferred investment tax credits.

NOTE 2. TRANSACTIONS WITH RELATED PARTIES

             The Company is a wholly-owned subsidiary of PacifiCorp Holdings, Inc. (Holdings), which is a wholly-owned subsidiary of PacifiCorp. On September 27, 1995, holders of a majority of the approximately 5.3 million shares of outstanding common stock held by minority shareholders voted in favor of the merger of a wholly-owned subsidiary of Holdings into the Company. As a result of the merger, the common stock held by minority shareholders (other than shares as to which dissenters' rights were perfected) were converted into the right to receive $30.00 per share in cash, and the Company became a wholly-owned subsidiary of Holdings with 100 shares of no par value common stock outstanding. In addition, a liability in the amount of $41,648,000 was accrued for amounts to be paid to dissenters in the merger based on $30.00 per share fair value for shares. Payments totalling $14,296,000 were made to dissenters in November and December 1995. The Company is accruing interest on this liability at a rate equal to the Company's average short-term borrowing rate. The Company also recorded a receivable from Holdings in the amount of the accrued liability to dissenters.

       (a) Notes payable -- The Company has an agreement that permits temporary cash advances to or from Holdings at short-term borrowing rates. There were no borrowings from Holdings in 1995 or 1994. Interest income related to cash advances to Holdings was $577,000 in 1995, $777,000 in 1994 and $53,000 in 1993. Interest income for 1995 relates to the note receivable from Holdings for estimated amounts due dissenters.

       (b) Accounts and notes receivable - affiliates -- These amounts generally represent billings to affiliates for services provided by the Company, but in 1994 and 1993 the amount represents primarily a tax refund receivable from Holdings. The 1995 amount primarily reflects the amount due from Holdings for the dissenters' rights due to the minority buy-out and a tax refund receivable from Holdings.

       (c) Access expense -- The long lines subsidiary recognized approximately $10,001,000 for the first seven months of 1995, $18,332,000 in 1994 and $15,852,000 in 1993 of interstate and intrastate access expense related to the Company's local exchange companies in Alaska. Due to the tariffed nature of these charges, the amounts were recorded as network access service revenues by the local exchange companies and have not been eliminated in the consolidated financial statements.

       (d) Income taxes -- The Company participates with PacifiCorp in filing consolidated income tax returns. The Company's income tax provisions are based on a separate company calculation of income taxes.

       (e) The Company rents its headquarters building from a 50 percent owned partnership. Annual rent was $1,661,000 in 1995, 1994 and 1993, 50 percent of which was included in administrative support.



NOTE 3. TELECOMMUNICATIONS PLANT IN SERVICE

             The balances by category of Telecommunications Plant in Service at December 31 are (in thousands):

                                             Average
                                            Remaining
                                               Life       1995        1994
                                            ---------   ---------   ---------

        Central Office Equipment                13     $  520,810  $  530,871
        Poles, Cable and Conduit                19        826,075     576,044
        Building and Towers                     31         91,331     169,974
        Earth Stations                           7          3,148     117,595
        Satellite                                -             -       14,183
        Other                                   13        128,898     141,886
                                                        ---------   ---------
           Total Telecommunications Plant in Service   $1,570,262  $1,550,553
                                                        =========   =========

        Depreciation expense was $101,966,000, $97,784,000 and $103,894,000 for
        1995, 1994 and 1993, respectively.

NOTE 4. LEASE AND MAINTENANCE ARRANGEMENTS

             The Company's operating lease and maintenance agreements relate to the use of headquarters buildings, data processing and customer premise equipment, terrestrial communications circuits and cable maintenance and backhaul. These agreements generally contain provisions or options to renew the agreements at fair market rental rates. The Company has no material capital lease obligations at this time. Under these noncancellable operating lease and maintenance agreements, minimum annual rental commitments are as follows (in thousands):

          Year Ending December 31,
          ------------------------

              1996                                             $17,311
              1997                                              11,097
              1998                                              10,364
              1999                                               4,724
              2000                                               2,594
              2001 and beyond                                    6,487
                                                                ------
                 Total minimum lease and maintenance payments  $52,577
                                                                ======

             Rent expense approximated $36,591,000 in 1995, $41,688,000 in 1994 and $45,744,000 in 1993. This included rent expense for Alascom of $17,939,000 in 1995, $28,148,000 in 1994 and $30,178,000 in 1993.


NOTE 5. SALE OF SUBSIDIARIES

             See Note 16 for information regarding the sale of Alascom to AT&T in August 1995.

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

NOTE 6. INCOME TAXES

             The Company's effective combined state and federal income tax rate was 25.2 percent in 1995, 33.4 percent in 1994 and 28.8 percent in 1993. The difference between taxes calculated as if the statutory federal tax rate of 35 percent were applied to pre-tax income and the recorded tax expense is due to the following:

                                                                     Year Ended December 31,
                                                                --------------------------------
                                                                  1995         1994         1993
                                                                  ----         ----         ----
                                                                          (in thousands)
          Tax expense at statutory rates                        $65,302     $ 42,758      $29,016
          State income taxes                                     14,491        1,702        3,185
          Federal benefit of state income taxes                  (5,072)        (596)      (1,115)
          Amortization of investment tax credits                 (3,098)      (4,355)      (4,795)
          Amortization of excess deferred income taxes             (451)      (1,776)      (2,128)
          Amortization of acquisition costs in excess of equity   2,018        2,086        1,994
          Alascom gain (a)                                      (23,278)          -            -
          Other                                                  (2,900)         947       (2,311)
                                                                 ------      -------       ------
            Recorded tax expense                                $47,012     $ 40,766      $23,846
                                                                 ======      -======       ======

          Income tax expense for continuing operations consisted of:

          Taxes currently provided                              $22,497     $103,095      $27,600
          Deferred income taxes (b)                              27,613      (57,974)       1,041
          Investment tax credits                                 (3,098)      (4,355)      (4,795)
                                                                 ------      -------       ------
                                                                $47,012     $ 40,766      $23,846
                                                                 ======      =======       ======

        (a) The financial statement gain on the sale of Alascom was recorded without federal or state income tax expense, because the tax basis in Alascom was greater than the selling price. The tax basis was significantly greater than the book basis due to Alascom's required tax recognition of the $150,000,000 in transition payments due from AT&T under a 1994 FCC order. The Company has not historically provided deferred tax liabilities or assets under SFAS 109 for book/tax differences on investments in subsidiaries. As a result, the tax benefit of the higher tax basis in Alascom was realized in 1995 with the sale.

        (b) During 1994, prepaid taxes of $61,500,000 were reported due to the FCC ordered transition payments of $150,000,000. Also, in 1995, the Company had deferred tax increases associated with book/tax differences on the newly acquired assets from USWC.

             The tax effect of significant items comprising the Company's net deferred tax liability are as follows:


                                                       Year Ended December 31,
                                                       -----------------------
                                                         1995           1994
                                                         ----           ----
                                                           (in thousands)

        Deferred tax liabilities:
          Plant in service                            $ 94,602        $70,274
          Cellular acquisition adjustments              45,224         46,749
        Deferred tax assets:
          Employment related liabilities               (12,243)       (14,893)
          Valuation adjustments                         (3,902)        (7,507)
          Reserve for self insurance                    (3,808)        (5,201)
          Other                                          2,661           (422)
                                                       -------         ------
            Net deferred tax liability                $122,534        $89,000
                                                       =======         ======

        Noncurrent tax liabilities                    $126,539        $95,966
        Current tax assets                              (4,005)        (6,966)
                                                       -------         ------
                                                      $122,534        $89,000
                                                       =======         ======

NOTE 7. DISCONTINUED OPERATIONS

             In January 1993, the Company signed an agreement to sell TRT Communications, Inc. (TRT), a wholly-owned subsidiary of ICH, to IDB Communications Group, Inc. (IDB). TRT provided international telex and telephone services to more than 200 countries. ICH had been reported as a discontinued operation for financial statements reporting purposes in 1992.

             On September 23, 1993, the Company completed the sale of TRT and the stock of a smaller subsidiary to IDB for 4,500,000 shares of IDB common stock and $1,000,000 in cash. Based on the market value of IDB stock at closing, the Company recognized an after-tax gain from discontinued operations of $60,444,000 on the sale. The market value of the IDB stock increased during 1993 resulting in the gain and the IDB common stock was registered and sold in a secondary public offering in November 1993. The Company recorded tax expense of $26,011,000 in 1993 with respect to the discontinued operations of ICH.


NOTE 8. PENSION PLAN

             Substantially all employees of the Company, except those who are members of one local of the International Brotherhood of Electrical Workers (IBEW), are covered under the Company's pension plan. The Company recognized costs of $1,747,000 and $1,074,000 during 1995, $3,110,000 and $1,065,000 during 1994 and $3,342,000 and $874,000 during
        1993 for contributions to the International Brotherhood of Teamsters and IBEW pension plans, respectively. With the sale of Alascom in August 1995, the Company had no further obligation to pay for pension benefits of employees represented by the International Brotherhood of Teamsters. The Company's plan provides benefits based upon an employee's total years of service and the highest five years compensation during the last 10 years of service. The Company's policy is to fund annually up to the maximum amount of the unfunded pension liability that can be deducted for federal income tax purposes.

             The Company's unrecognized net asset resulting from the initial application of SFAS 87 - "Employer Accounting for Pensions", is being amortized over a 10-year period ending in 1996 for the Company's original plan and over a 20-year period ending in 2006 for the North-West Telecommunications, Inc. plan that was merged with the Company's plan on January 1, 1993. Net pension cost and funded status of the pension plan are summarized as follows:

                                                                               December 31,
                                                                        ---------------------------
                                                                         1995       1994      1993
                                                                         ----       ----      ----
                                                                               (in thousands)
          Service cost of benefits earned                              $  3,724  $  4,308  $  3,671
          Interest cost on the projected benefit obligation              10,765     9,954     9,936
          Actual loss (gain) on assets                                  (32,633)    1,592   (11,272)
          Net amortization and deferral                                  18,947   (15,845)   (1,715)
                                                                        -------   -------   -------
            Total pension expense                                      $    803  $      9  $    620
                                                                        =======   =======   =======
          Actuarial present value of benefit obligations:
            Accumulated benefit obligation                             $141,574  $112,176  $119,505
                                                                        =======   =======   =======
            Portion of accumulated benefit obligation vested           $140,022  $111,041  $118,228
                                                                        =======   =======   =======

            Projected benefit obligation                               $167,317  $131,530  $142,448
            Plan assets at fair value, primarily listed stocks
             and bonds                                                  154,316   129,582   138,309
                                                                        -------   -------   -------

          Plan assets less than projected benefit obligation            (13,001)   (1,948)   (4,139)
          Unrecognized net loss (gain)                                    6,749    (4,393)      238
          Unrecognized prior service benefit                             (2,029)   (2,291)   (2,477)
          Unrecognized net asset remaining from initial application
           of SFAS 87                                                    (4,536)   (6,409)   (8,282)
                                                                        -------   -------   -------

          Pension liability at December 31                             $(12,817) $(15,041) $(14,660)
                                                                        =======   =======   =======
          Assumptions used to develop pension plan information were:

          Discount rate                                                   7.25%     8.50%     7.50%
          Estimated long-term rate of return on assets                    9.00      9.00      9.00
          Assumed rate of increase in compensation levels                 5.00      5.00      5.00

             The Company's pension liability at December 31, 1995 was included in "Other long-term liabilities" on the balance sheet.

             In August 1995, the Company sold Alascom to AT&T (Note 16), which resulted in a pre-tax curtailment gain of $3,401,000. This gain was included in "Gain on sale of subsidiaries and investments."

             The Company participates in PacifiCorp's K Plus Employee Stock Ownership and Savings Plan. Under this plan, eligible employees may elect to contribute a portion of their pay, within specified limits, to the Plan. The Company makes a matching contribution of 50 percent of the employee's elective contribution. Employee elective contributions subject to matching are limited to six percent of pay. In addition, the Company makes a fixed contribution of two percent of pay per year. The costs to the Company for these contributions in 1995, 1994 and 1993 were $2,262,000, $2,991,000 and $2,838,000, respectively.

             PacifiCorp has a long-term incentive plan for certain executive employees of the Company. Participants are eligible to receive shares of PacifiCorp's common stock, plus dividend equivalents in cash based on a determination of PacifiCorp's Board of Directors. Prior to the merger, awards were in the Company's stock. Until the minority buy-out in September 1995, the Company had its own separate long-term incentive plan for certain executive employees. Under this previous plan participants received grants of restricted shares of the Company's common stock based on a determination of the Company's Board of Directors. The costs to the Company for these benefit plans amounted to $300,000, $80,000 and $734,000 in 1995, 1994 and 1993, respectively.
        Awards granted under this plan that are not yet vested are included as a liability. Upon completion of the merger, all unvested shares of the Company's stock was converted to PacifiCorp shares on the basis of the merger consideration.

             In 1993, the Company adopted the Non-Employee Directors' Stock Compensation Plan. Directors who are employees of the Company or any affiliated companies are not eligible to participate. The participants' interest in the plan vests at 20 percent per year. The Company recognized a total cost for this plan of $640,000 in 1993, which includes past service costs of $602,000. This plan was terminated.


NOTE 9. OTHER POSTRETIREMENT BENEFITS

             The Company provides health care and life insurance benefits to eligible retired employees. Substantially all employees of the Company are covered under the Company's postretirement health care and life insurance plans. The postretirement health care and life insurance plans are noncontributory as long as the Company's cost per retiree remains below $300 per month ($600 per family per month). Generally, the health care plan pays stated percentages of most medical expenses, reduced for any deductible and payments made by government programs.

             The Company recognizes the cost of postretirement benefits over the active service period of its employees. The adoption of SFAS 106 on January 1, 1993 increased postretirement benefit expense by $3,000,000 in 1993 and an additional $1,000,000 in 1994. The Company's policy has been to fund annually the maximum amount of postretirement benefit expense that can be deducted for federal income tax purposes. Because of income tax regulations that restrict the deductibility of certain contributions for postretirement benefits, the Company may elect to make non-tax deductible contributions to meet funding requirements imposed by state regulatory commissions. The Company funded $13,254,000 and $2,429,000 in 1995 and 1994, respectively, through contributions to restricted trust funds and directly paying postretirement benefit costs to third parties. The Company anticipates making additional tax deductible contributions into 401(h) and VEBA trusts for 1996 totalling approximately $4,000,000. The Company will recognize the transition obligation, which represents the previously unrecognized prior service cost, over a period of 20 years. At January 1, 1993, the Company had a transition obligation of $38,356,000.

        The net funded status for the combined plans is shown below (in thousands):

                                                                            December 31,
                                                                     --------------------------
                                                                       1995     1994     1993
                                                                      ------   ------   ------
          Accumulated postretirement benefit obligation (APBO):
            Retirees and dependents                                  $43,415  $37,119  $40,601
            Fully eligible active plan participants                   11,677   11,089   11,080
            Other active plan participants                            26,498   22,198   25,262
                                                                      ------   ------   ------
              APBO                                                    81,590   70,406   76,943
          Plan assets at fair value, primarily listed
                stocks and bonds                                     (21,977)  (8,503)  (8,682)
                                                                      ------   ------   ------
          APBO in excess of plan assets                               59,613   61,903   68,261
          Unrecognized transition obligation                         (29,579) (34,521) (36,438)
          Unrecognized prior service cost                                552      675      742
          Unrecognized net loss from changes in assumptions           (6,853)  (1,666) (13,419)
                                                                      ------   ------   ------
          Accrued postretirement benefit cost                        $23,733  $26,391  $19,146
                                                                      ======   ======   ======

          Net periodic postretirement benefit cost included the following components (in thousands):

                                                                       1995     1994     1993
                                                                      ------   ------   ------
          Service cost                                                $2,030   $2,307   $1,835
          Interest cost on accumulated postretirement
           benefit obligation                                          5,891    5,836    5,055
            Actual return on plan assets                              (1,902)     180     (233)
            Amortization of transition obligation over 20 years        1,844    1,918    1,918
            Net amortization and deferral                              1,010     (620)      77
                                                                       -----    -----    -----
              Net periodic postretirement benefit cost                $8,873   $9,621   $8,652
                                                                       =====    =====    =====

          Assumptions used to develop the accumulated postretirement benefit obligation information were:

                                                                        1995     1994     1993
                                                                       ------   ------   ------
            Discount rate                                               7.25%    8.50%    7.50%
            Estimated long-term rate of return on assets                9.00      9.00    9.00
            Health care cost trend rate-under 65                       11.00     11.00   14.00
            Health care cost trend rate-over 65                        10.00     10.00   10.00
            Ultimate health care cost trend rate                        4.50      5.50    5.00

             The assumed health care cost trend rates gradually decrease over nine years. The health care cost trend rate assumptions have a significant effect on the amounts reported. Increasing the assumed health care cost trend rate by one percentage point would increase the postretirement benefit obligation as of December 31, 1995 by $2,238,000, and the annual net periodic postretirement benefit costs by $267,000.

             In August 1995, the Company sold Alascom to AT&T Corp. (Note 16). As a result of this sale, the Company recognized a one time pre-tax curtailment loss of $1,401,000. This loss was included in "Gain on sale of subsidiaries and investments."

             The Company's long-term portion of the accrued postretirement benefit cost appears in "Other long-term liabilities" and the current portion of the accrued postretirement benefit cost appears in "Accrued liabilities" on the balance sheet at December 31, 1995.

NOTE 10.  INVESTMENTS

             The investment balances, which included interest bearing advances of $5,000,000 and $4,000,000 at December 31, 1995 and 1994,
        respectively, are summarized as follows:

                                                          December 31,
                                                       -------------------
                                                        1995         1994
                                                       ------       ------
                                                          (in thousands)

        Equity investments:
         Cellular partnerships (a)                    $110,223    $106,270
         Other equity investees                          1,500       1,585
        Cost investments:
         Cellular partnerships                             767         767
         Other                                          12,065      14,988
                                                       -------     -------
                                                      $124,555    $123,610
                                                       =======     =======

       (a) Cellular partnerships include goodwill of $23,150,000 in 1995 and $23,814,000 in 1994, which is net of accumulated amortization of $3,432,000 and $2,767,000, respectively.

NOTE 11.  SHORT-TERM DEBT

             Short-term debt consisted of outstanding notes payable under borrowing arrangements with various banks and other lenders. Information regarding short-term debt follows:

                                          At December 31,                During the Year
                                        ------------------    ------------------------------------
                                                   Average                                 Average
                                                  Interest      Maximum       Average     Interest
                                        Balance     Rate      Outstanding   Outstanding     Rate
                                        -------   --------    -----------   -----------   --------
                                                    (in thousands, except percentages)
          1995
            NOTES PAYABLE - BANKS       $90,000      5.9%      $242,166      $118,874       6.2%
            NOTES PAYABLE - OTHER            -         -          8,845         3,655       8.2

          1994
            Notes payable - banks       $12,000      6.8%      $ 20,000      $  9,292       5.0%
            Notes payable - other         9,713      8.4         11,713         5,164       5.6

          1993
            Notes payable - banks       $18,000      3.4%      $165,844      $ 65,955       3.8%
            Notes payable - other         6,903      3.6          6,903         1,151       3.4

             The average interest rate is calculated by dividing the actual short-term interest expense by the average daily weighted balance of short-term debt outstanding for the year.

NOTE 12.  LONG-TERM DEBT
             Long-term debt consisted of the following:

                                                                                  December 31,
                                                                              --------------------
                                                                                1995        1994
                                                                               ------      ------
                                                                                 (in thousands)
          2%-11.8% First mortgage notes payable under U.S. Government-
             sponsored loan programs, maturities through 2028                 $137,173    $142,766
          9.5% First mortgage notes, maturities through 1999                     6,039      16,307
          8%-12% Unsecured notes, maturities through 2007                       23,325      24,025
          7.3%-9.4% Unsecured medium-term notes, maturities through 2006       223,500     184,500
          6.1% Commercial paper (b)                                             50,000          -
          5.9% Other available banking arrangements (b)                         25,000      25,000
                                                                               -------     -------
            Total                                                              465,037     392,598
          Less current maturities                                                5,535      15,601
                                                                               -------     -------
            Total long-term debt                                              $459,502    $376,997
                                                                               =======     =======

        (a) The weighted average cost of long-term debt outstanding at December 31, 1995 was 7.3 percent. The Company has small amounts of debt which have higher rates than prevailing interest rates due to prepayment restrictions.

        (b) Based upon management's intent and the Company's ability to support the debt on a long-term basis through its revolving credit agreement, $50,000,000 of commercial paper and $25,000,000 of borrowings under other available banking arrangements at December 31, 1995, were classified as long-term debt.

             The Company has a $300,000,000 revolving credit agreement. Borrowings under the revolving credit agreement bear interest at rates based on bids from participating banks, certain prime rates, interbank borrowing rates or certificate of deposit rates. The revolving credit agreement has been renewed for a term ending in November 1999. Annual commitment fees on the revolving credit agreement are currently .125 percent of the total authorized amount. Funds that could be borrowed under the revolving credit agreement at December 31, 1995 were $300,000,000.

             At December 31, 1995, approximately $611,779,000 of "Telecommunications plant in service" was pledged as collateral under various loan agreements. Certain agreements also contain provisions restricting the payment of cash dividends. At December 31, 1995, consolidated retained earnings available for dividends and other distributions were $231,234,000, all of which were available from the retained earnings of subsidiaries.

             Long-term debt maturing annually within each of the four years subsequent to 1996 is as follows: 1997 - $15,806,000; 1998 -
        $29,049,000; 1999 - $92,344,000; 2000 - $6,614,000.


NOTE 13. FAIR VALUE OF FINANCIAL INSTRUMENTS

             The estimated fair values of the Company's financial instruments are summarized as follows:

                                                      December 31, 1995        December 31, 1994
                                                   ----------------------   ----------------------
                                                   Carrying     Estimated   Carrying     Estimated
                                                    Amount     Fair Value    Amount     Fair Value
                                                   --------    ----------   --------    ----------
                                                                   (in thousands)
          Cash and temporary investments and
           net trade accounts (a)                  $ 80,698     $ 80,698    $ 51,177     $ 51,177
          Investments at cost (Note 10) (b)          12,832       13,326      15,755       15,927
          Long-term debt and notes payable
           (Notes 11 and 12) (c)                    555,037      578,024     414,311      405,562

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

NOTE 14.  COMMITMENTS AND CONTINGENCIES

             In December 1995, the Company signed an agreement with US WEST Communications, Inc. (USWC) under which the Company agreed to purchase certain local telephone exchange assets in Minnesota for approximately $103,000,000. Completion of this transaction will be dependent upon appropriate regulatory approvals, expected to be received during 1996.

             Expenditures under the Company's 1996 construction and capital expenditure program are expected to approximate $113,900,000. There are currently no long-term construction projects underway.

             The Company is a party to various legal claims, actions and complaints. Although the ultimate resolution of legal proceedings cannot be predicted with certainty, management believes that disposition of these matters will not have a material adverse effect on the Company's consolidated financial statements.

NOTE 15.  ACQUISITIONS

             During 1995, the Company closed transactions in Colorado, Washington and Oregon to acquire local exchange properties from USWC.
        On February 15, 1995, the Company purchased assets in Colorado representing 45 local exchanges serving approximately 53,000 access lines for $202,070,000. On September 30, 1995, the Company purchased assets in Washington representing 26 local exchanges serving approximately 20,000 access lines for $92,794,000. On October 20, 1995, the Company purchased assets in Oregon representing 23 exchanges serving approximately 17,000 access lines for $81,500,000. These purchase prices were based on a multiple of net book value of USWC assets acquired with certain purchase price adjustments calculated at closing. Funds used for the purchases were provided from proceeds received in the sale of Alascom (Note 16), issuance of medium-term notes and short-term borrowings.


Note 16.  Sale of Alascom, Inc.

             On August 7, 1995, the Company sold its Alaska long distance communication subsidiary, Alascom, Inc. (Alascom), to AT&T Corp. (AT&T). The Company received total cash proceeds of $365,500,000 paid in three payments and recognized an after-tax gain of $66,376,000. In July 1994, AT&T paid a $75,000,000 transition payment to Alascom that PTI retained. In October 1994, AT&T paid a $30,000,000 down payment at the time of the signing of the sale agreement. This amount was shown in "Other long-term liabilities" until the sale closure. The remaining $260,500,000 were paid at closing. The Company used the proceeds to fund the acquisitions closed in 1995 (Note 15). The Company agreed to provide accounting, data processing and human resource service support for up to 15 months for certain services following the sale to allow for a smooth transition in exchange for telecommunications equipment that the Company intends to incorporate in its LEC operations.

        Condensed financial information for Alascom is as follows:

                                                           December 31, 1994
                                                           -----------------
                                                            (in thousands)

         Current assets                                        $ 82,680
         Net plant                                              185,527
         Other assets                                             7,509
                                                                -------
           Total assets                                        $275,716
                                                                =======

         Current liabilities                                   $ 69,872
         Long-term liabilities                                    9,383
         Equity                                                 196,461
                                                                -------
           Total liabilities and equity                        $275,716
                                                                =======

                                   Seven months            Twelve months
                                  ended July 31,         ended December 31,
                                                       ----------------------
                                       1995             1994            1993
                                  --------------        ----            ----
                                                 (in thousands)

         Operating revenues          $193,126          $343,506      $337,843
         Operating income              36,914            80,651        59,454


NOTE 17.  QUARTERLY FINANCIAL DATA (UNAUDITED)

        Summarized quarterly financial data for 1995 and 1994 are as follows:

        Three Months Ended            Dec. 31    Sept. 30    June 30    March 31
        ------------------            -------    --------    -------    --------
                                                    (in thousands)
        1995
        ----
          OPERATING REVENUES         $131,100    $143,441   $192,344    $181,711
          OPERATING INCOME             40,479      39,184     45,493      40,155
          NET INCOME                   18,175      84,250     20,412      16,727

        1994
        ----
          Operating revenues         $174,186    $194,448   $170,541    $165,787
          Operating income             40,246      54,952     34,782      34,661
          Net income                   18,284      29,681     17,634      15,800

             Decreased revenues and operating income in the third and fourth quarters of 1995 and increased net income in the third quarter of 1995 resulted from the sale of Alascom (Note 16).

             Increased net income in the third quarter of 1994 resulted from the settlement of all open revenue studies relating to the Joint Services Agreement, which resulted in long lines interstate revenue increases of $18,706,000.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         ---------------------------------------------------------------

            No information is required to be reported pursuant to this item.


                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         ----------------------------------------------------------------

 Page References

 ---------------
          (a)  The following documents are filed under Item 8 of this Report.


               (1) Index to Consolidated Financial Statements:

                   Independent Auditors' Report
       11

                   Consolidated Statements of Income for the years ended
                   December 31, 1995, 1994 and 1993
       12

                   Consolidated Balance Sheets at December 31, 1995 and 1994
     13 - 14

                   Consolidated Statements of Changes in Shareholder's Equity
                   for the years ended December 31, 1995, 1994 and 1993
       15

                   Consolidated Statements of Cash Flows for the years ended
                   December 31, 1995, 1994 and 1993
       16

                   Notes to Consolidated Financial Statements
     17 - 30

            (2) Supplemental Schedules*


        * All schedules have been omitted because of the absence of the conditions under which they are required or because the required information is included elsewhere in the financial statements filed under Item 8 in this Report.

            (3) Exhibits:

 2 Agreement for Purchase and Sale of Exchanges between US WEST Communications, Inc., Northland Telephone Company and the Registrant dated December 15, 1995.

 2A Agreement for Purchase and Sale of Exchanges between US WEST Communications, Inc. and the Registrant dated August 30, 1993. (Incorporated by reference to Exhibit 2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-873.)

 2B Agreement for Purchase and Sale of Exchanges between US WEST Communications, Inc., Telephone Utilities of Eastern Oregon, Inc. and the Registrant dated May 5, 1994. (Incorporated by reference to Exhibit 2A of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-873.)

 2C Agreement for Purchase and Sale of Exchanges between US WEST Communications, Inc., Telephone Utilities of Washington, Inc. and the Registrant dated May 5, 1994. (Incorporated by reference to Exhibit 2B of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-873.)

 2D Stock Purchase Agreement by and among AT&T Corp. and the Registrant dated October 1, 1994. (Incorporated by reference to Exhibit 2C of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-873.)

 2E Agreement and Plan of Merger, dated as of March 9, 1995, by and among Pacific Telecom, Inc., PacifiCorp Holdings, Inc. and PXYZ Corporation. (Incorporated by reference to Exhibit 2A of the Registrant's Current Report on Form 8-K dated March 9, 1995, File No. 0-873.)

 2F Agreement dated as of March 9, 1995, by and between PacifiCorp and Pacific Telecom, Inc. (Incorporated by reference to Exhibit 2B of the Registrant's Current Report on Form 8-K dated March 9, 1995, File No. 0-873.)

 3 Restated Articles of Incorporation of the Registrant, as amended June 13, 1990. (Incorporated by reference to Exhibit 3A of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990, File No. 0-873.)

 3A Bylaws of the Registrant, as amended and restated effective April 30, 1994. (Incorporated by reference to Exhibit 3B of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-873.)

 4 Indenture dated as of September 20, 1991, between the Company and The First National Bank of Chicago, as Trustee for the Series B and C Medium-term Notes. (Incorporated by reference to Exhibit 4 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991, File No. 0-873.)


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

*10D PacifiCorp Supplemental Executive Retirement Plan 1988 Restatement. (Incorporated by reference to Exhibit 10(q) of PacifiCorp's Form 10-K for the year ended December 31, 1987, File No. 1-5152.)

*10E PacifiCorp Long-Term Incentive Plan 1994 Restatement. (Incorporated by reference to Exhibit 10G of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-873.)

*10F Form of Restricted Stock Agreement under the PacifiCorp Long-Term Incentive Plan 1994 Restatement. (Incorporated by reference to Exhibit 10H of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-873.)

10G Credit Agreement dated as of November 13, 1991. (Incorporated by reference to Exhibit 10M of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, File No. 0-873.)

*10H Executive Deferred Compensation Plan dated as of January 1, 1994 as amended. (Incorporated by reference to Exhibit 10L of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-873.)

*10I Executive Officer Severance Plan dated as of January 1, 1994. (Incorporated by reference to Exhibit 10N of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-873.)

10J Second Amendment to the Credit Agreement dated November 29, 1994. (Incorporated by reference to Exhibit 10O of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-873.)


12    Statements re Computation of Ratios.


23    Independent Auditors' Consent

-----------
* This exhibit constitutes a management contract or compensatory plan or arrangement.

(b)     Reports on Form 8-K.

                               None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                PACIFIC TELECOM, INC.


 March 22, 1996                                 By       JAMES H. HUESGEN
-----------------                                  ----------------------------
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



          SIGNATURE AND CAPACITY                            DATE
          ----------------------                            ----



          CHARLES E. ROBINSON                          March 22, 1996
 ------------------------------------
         (Charles E. Robinson)
 Chairman, President, Chief Executive
         Officer and Director




          JAMES H. HUESGEN                             March 22, 1996
-------------------------------------
         (James H. Huesgen)
    Executive Vice President and
       Chief Financial Officer
    (Principal Financial Officer)




         DONALD A. BLOODWORTH                          March 22, 1996
-------------------------------------
        (Donald A. Bloodworth)
        Vice President, Revenue
      Requirements and Controller

          SIGNATURE AND CAPACITY                            DATE
          ----------------------                            ----




          MICHAEL C.  HENDERSON                        March 22, 1996
-------------------------------------
         (Michael C.  Henderson)
                Director




            NOLAN E.  KARRAS                           March 22, 1996
-------------------------------------
           (Nolan E.  Karras)
                Director




           NANCY WILGENBUSCH                           March 22, 1996
-------------------------------------
          (Nancy Wilgenbusch)
                Director