Form 10-Q
period 1996-03-31
PACIFIC TELECOM INC
filed 1996-05-08
CIK 96977

             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549

                           FORM 10-Q



 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
___
    EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1996
                               ________________________________________

                                      OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
___
    EXCHANGE ACT of 1934

For the transition period from __________ to __________________________

Commission file number                0-873
                       ________________________________________________


                              PACIFIC TELECOM, INC.
                (Exact name of registrant as specified in its charter)


       Washington                                     91-0644974
_______________________________________________________________________
(State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                 Identification No.)


805 Broadway, P.O. Box 9901, Vancouver, Washington   98668 - 8701
_______________________________________________________________________
 (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code  (360)905-5800
                                                   ____________________


                             No Change
_______________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)


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

 Common Stock, no par value                100 shares
_______________________________________________________________________
    (Title of Class)             (Outstanding at May 3, 1996)

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                            PACIFIC TELECOM, INC.

                                   INDEX
                                   _____
PART I FINANCIAL INFORMATION:                                        PAGE NO.
       _____________________                                         _______
       Item 1 - Financial Statements:

                Consolidated Balance Sheets -
                  March 31, 1996 and December 31, 1995                  3

                Consolidated Statements of Income -
                  Three months ended March 31, 1996 and 1995            4


                Consolidated Statements of Cash Flows -
                  Three months ended March 31, 1996 and 1995            5


                Condensed Notes to Consolidated Financial Statements   6-7



         Item 2 - Management's Discussion and Analysis of
                   Financial Condition and Results of Operations       8-10




PART II OTHER INFORMATION:
        _________________

        Item 6 - Exhibits and Reports on Form 8-K                      11

        Signatures                                                     12

                                         -2-

PART I    FINANCIAL INFORMATION
Item 1. - Financial Statements
                                  PACIFIC TELECOM, INC.
                               Consolidated Balance Sheets
                                      (Unaudited)

                                         ASSETS
                                         ______
                                                    March 31,    December 31,
                                                      1996          1995
                                                    _________    ___________
                                                         (In thousands)
Current assets:
  Cash and temporary cash investments              $    7,725    $    6,331
  Accounts receivable                                  88,804        81,528
  Accounts and notes receivable-affiliates (Note 2)    34,396        41,234
  Material and supplies (at average cost)               7,978         7,082
  Inventory - North Pacific Cable                      60,535        60,571
  Other                                                13,630         9,522
                                                    _________     _________
     Total current assets                             213,068       206,268

Investments                                           124,882       124,555

Plant in service:
  Telecommunications                                1,561,944     1,570,262
  Other                                                22,512        22,655
  Less accumulated depreciation                       674,644       678,328
                                                    _________     _________
                                                      909,812       914,589
  Construction work in progress                        10,478        13,970
                                                    _________     _________
     Net plant                                        920,290       928,559

Intangible assets - net                               375,529       378,214

Deferred charges                                       16,041        16,528
                                                    _________     _________

     Total assets                                  $1,649,810    $1,654,124
                                                    _________     _________
                                                    _________     _________


                        LIABILITIES AND CAPITALIZATION
                        ______________________________

Current liabilities:
  Currently maturing long-term debt                $    5,567    $    5,535
  Notes payable                                        72,000        90,000
  Accounts payable                                     59,102        48,395
  Accrued liabilities                                  54,677        58,736
  Dissenters' rights                                   27,930        27,930
  Accrued access and unearned revenue                   8,552         8,354
                                                    _________     _________

     Total current liabilities                        227,828       238,950

Long-term debt                                        459,053       459,502

Deferred income taxes                                 129,956       126,539

Unamortized investment tax credits                      6,498         6,929

Other long-term liabilities                            49,439        48,502

Minority interest                                      18,672        18,288

Shareholder's equity:
 Common stock                                              -             -
 Additional paid-in capital                            225,943       225,943
 Retained earnings                                     532,421       529,471
                                                     _________     _________
   Total shareholder's equity                          758,364       755,414
                                                     _________     _________

   Total liabilities and capitalization             $1,649,810    $1,654,124
                                                     _________     _________
                                                     _________     _________

        See accompanying notes to consolidated financial statements.

                            PACIFIC TELECOM, INC.
                      Consolidated Statements of Income
                                (Unaudited)
                                                        Three Months Ended
                                                            March 31,
                                                        ------------------
                                                          1996      1995
                                                        --------  --------
                                                          (In thousands)
Operating revenues:
  Local network service                                $  33,255 $  27,260
  Network access service                                  63,471    47,854
  Long distance network service                              423    62,070
  Private line service                                        -     15,228
  Sales of cable capacity                                     75     1,560
  Cellular                                                 8,768     6,118
  Other                                                   18,438    21,621
                                                        ________  ________
     Total operating revenues                            124,430   181,711
                                                        ________  ________

Operating expenses:
  Plant support                                           22,035    30,243
  Depreciation and amortization                           25,340    27,560
  Leased circuits                                            407     8,793
  Access expense                                            -       22,366
  Other operating expense                                  7,269     9,911
  Cost of cable sales                                         36     1,058
  Customer operations                                     13,196    18,560
  Administrative support                                  16,004    19,036
  Taxes other than income taxes                            4,788     4,029
                                                        ________  ________
     Total operating expenses                             89,075   141,556
                                                        ________  ________
Operating income                                          35,355    40,155
                                                        ________  ________
Other income (expense):
  Interest expense                                       (10,053)   (9,998)
  Interest income                                            605       624
  Gain on sale of subsidiaries and investments               815       -
  Other                                                     (509)   (3,669)
                                                        ________  ________

Other income (expense) - net                              (9,142)  (13,043)
                                                        ________  ________
Income before income taxes                                26,213    27,112

Income taxes                                              10,196    10,385
                                                        ________  ________
Net income                                             $  16,017 $  16,727
                                                        ________  ________
                                                        ________  ________

          See accompanying notes to consolidated financial statements.

                            PACIFIC TELECOM, INC.
                   Consolidated Statements of Cash Flows
                                (Unaudited)



                                                         Three Months Ended
                                                              March 31,
                                                         __________________
                                                           1996       1995
                                                         _______     ______
                                                            (In thousands)
Cash Flows from Operating Activities:
  Net income                                              $ 16,017 $  16,727
  Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation and amortization                           27,197    29,727
    Deferred income taxes and investment tax credits, net    1,624      (124)
    Gain on sale of subsidiaries and investments              (815)     -
    Gains (losses) from unconsolidated entities, net          (821)       45
    Accounts receivable and other current assets            (5,438)    2,356
    Inventory - North Pacific Cable                             35     1,056
    Accounts payable and accrued liabilities                10,784     1,957
    Other                                                    3,694       748
                                                           _______   _______
       Net cash provided by operating activities            52,277    52,492
                                                           _______   _______

Cash Flows from Investing Activities:
  Construction expenditures                                (19,892)  (24,618)
  Cost of business acquired                                   -     (197,905)
  Investments in and advances to affiliates                 (1,332)      (16)
  Proceeds from sales of assets                              1,822       750
                                                           _______   _______
     Net cash used by investing activities                 (19,402) (221,789)
                                                           _______   _______
Cash Flows from Financing Activities:
  (Decrease) increase in short-term debt                   (18,000)  211,224
  Proceeds from issuance of long-term debt                   1,740     -
  Purchase of common stock                                    -         (823)
  Dividends paid                                           (13,066)  (13,072)
  Payments of long-term debt                                (2,155)   (1,524)
                                                           _______   _______
    Net cash (used) provided by financing activities       (31,481)  195,805
                                                           _______   _______
Increase in Cash and Temporary Cash Investments              1,394    26,508

Cash and Temporary Cash Investments at Beginning of Period   6,331     9,883
                                                           _______   _______
Cash and Temporary Cash Investments at End of Period      $  7,725  $ 36,391
                                                           _______   _______
                                                           _______   _______

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the three months ended March 31 for:
     Interest                                             $ 15,121  $ 13,251
     Income Taxes                                         $    466  $  8,912
[FN]
             See accompanying notes to consolidated financial statements.

                   Notes to Consolidated Financial Statements
                                  (Unaudited)


1. The consolidated financial statements include all normal adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position at March 31, 1996, and the consolidated results of operations and cash flows for the three months ended March 31, 1996 and 1995. These consolidated financial statements should be read in conjunction with the financial statements and related notes included in the latest annual report filed on Form 10-K of Pacific Telecom, Inc. (Company). The consolidated results of operations presented herein are not necessarily indicative of the results to be expected for the year. The 1995 consolidated financial statements reflect certain reclassifications to conform to the current year presentation. These reclassifications have no effect on previously stated net income.

2. The Company is a wholly-owned subsidiary of PacifiCorp Holdings, Inc. (Holdings), which is a wholly-owned subsidiary of PacifiCorp. See Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, for information related to the affiliated note for amounts to be paid dissenters relating to the minority buy-out.

3. Certain loan agreements contain provisions restricting the payment of cash dividends. Retained earnings of approximately $240.4 million were available for dividends and other distributions at March 31, 1996.

   The Company's ratio of earnings to fixed charges for the three months ended March 31, 1996, calculated in accordance with Item 503 of Regulation S-K under the Securities Exchange Act of 1934, was 3.3 to 1.

4. The Company's effective combined state and federal income tax rates were
   38.9 percent and 38.3 percent for the three months ended March 31, 1996 and 1995, respectively. The difference between taxes calculated at the statutory federal tax rates and the effective combined rates for 1996 and 1995 is reconciled as follows:

                                                           1996     1995
                                                           ____     ____

   Federal statutory rate                                  35.0%    35.0%
   State income taxes, net of federal benefit               3.6      4.4
   Amortization of investment tax credits                  (1.6)    (3.6)
   Amortization of excess deferred income taxes             (.6)     (.7)
   Amortization of excess cost                              2.9      3.6
   Other                                                    (.4)     (.4)
                                                           ____     ____
   Effective tax rate                                      38.9%    38.3%
                                                           ____     ____
                                                           ____     ____


   The components of income tax expense are as follows:

                                                        Three Months Ended
                                                            March 31,
                                                       ___________________

                                                         1996        1995
                                                        ______      ______
                                                         (In thousands)

  Federal income taxes                                 $ 8,728     $ 8,532
  State income taxes                                     1,468       1,853
                                                        ______      ______
                                                       $10,196     $10,385
                                                        ______      ______
                                                        ______      ______

Income taxes currently payable                         $ 8,617     $10,707
Deferred income taxes                                    2,011         678
Amortization of deferred investment tax credits           (432)     (1,000)
                                                        ______      ______
                                                       $10,196     $10,385
                                                        ______      ______
                                                        ______      ______

                Notes to Consolidated Financial Statements
                               (Unaudited)


5. On August 7, 1995, the Company closed the sale of the stock of Alascom, Inc.(Alascom) to AT&T Corp. (AT&T) in a transaction providing $365.5 million in proceeds. See Note 16 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, for information related to this transaction.

                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations*


                       Three Months Ended March 31
                       ___________________________

Results of Operations
_____________________
The Company's net income for the three months ended March 31, 1996 was $16.0 million, a decrease of 4.2 percent compared to net income of $16.7 million for the same period in 1995. This decrease was attributable to the sale of Alascom in August, 1995. Operating income decreased 12 percent or $4.8 million in the first quarter of 1996 compared to 1995. In the first quarter of 1995, Alascom's contribution to operating income was $15.3 million. This decrease was offset in part by the acquisition of local exchange assets in Colorado. The Colorado acquisition contributed operating income of $5.2 million in the first quarter of 1996 and $2.6 million in the first quarter of 1995. Acquisitions of LEC assets in Washington and Oregon late in 1995 contributed operating income of $3.4 million in the first quarter of 1996.
The resulting net increase in operating income from all the 1995 acquisitions for the first quarter of 1996 was $6.0 million. Also increasing operating income were increases resulting from LEC internal access line growth, revised local exchange revenue estimates for prior years and cellular customer growth. Operating revenues for the first quarter of 1996 were $124.4 million, a decrease of $57.3 million, or 31.5 percent, compared to the same period in 1995. Operating expenses in the first quarter of 1996 were $89.0 million, a decrease of $52.5 million, or 37.1 percent, compared to the first quarter of 1995. See Part II, Item 7. "Management's Discussion and Analysis of
Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, for information about the North Pacific Cable.

The following table summarizes the effects of the sale of Alascom in August 1995 and the acquisition of LEC assets in 1995 on operating income for the period ended March 31, 1996, when compared to 1995. Other material variances are footnoted below:

                     Consolidated     Alascom                            Consolidated
                     Three Months   Three Months   Variance              Three Months
                        Ended          Ended        due to                   Ended
                       March 31,      March 31,       LEC                  March 31,
                        1995           1995       Acquisitions   Other       1996
                     ___________     ___________  ___________    _____    ___________
                                             (in millions)
Operating revenues:
  Local network service      $ 27.3                         $  3.9     $2.0 (a)   $ 33.2
  Network access service       47.8                           12.9      2.8 (b)     63.5
  Long distance
    network service            62.1         $(61.8)            0.1      -            0.4
  Private line service         15.2          (15.2)                     -             -
  Sales of cable capacity       1.6                                    (1.5)(c)      0.1
  Cellular                      6.1                                     2.7 (d)      8.8
  Other                        21.6           (4.9)            0.9      0.8         18.4
                              _____           ____           _____     ____        _____
    Total operating revenues  181.7          (81.9)           17.8      6.8        124.4
                              _____           ____           _____     ____        _____

Operating expenses:
  Plant support                30.2          (11.2)            2.9       .1         22.0
  Depreciation and
    amortization               27.6           (8.5)            5.1      1.1 (e)     25.3
  Leased circuits               8.8           (7.4)                    (1.0)(f)       .4
  Access expense               22.4          (22.4)                     -            -
  Other operating expense       9.9           (3.8)            0.5      0.7          7.3
  Cost of cable sales           1.0                                    (1.0)(g)      -
  Customer operations          18.6           (6.4)            0.4      0.6         13.2
  Administrative support       19.0           (6.4)            1.9      1.5 (h)     16.0
  Taxes other than
    income taxes                4.0           (0.5)            1.0      0.3          4.8
                              _____           ____            ____     ____        _____
     Total operating expenses 141.5          (66.6)           11.8      2.3         89.0
                              _____           ____            ____     ____        _____
Operating income             $ 40.2         $(15.3)         $  6.0    $ 4.5       $ 35.4
                              _____           ____            ____     ____        _____
                              _____           ____            ____     ____        _____

_______________________
      *Pursuant to General Instruction H (1)(a) and (b) of Form 10-Q, the Company is substituting a management's narrative analysis of results of operations for Item 2.

                    Managements Discussion and Analysis of
                  Financial Condition and Results of Operations


(a) Revenue from enhanced services, such as caller name and number identification, automatic call back, auto recall and call trace, of $.7 million, revenue from LEC access line growth of $.4 million and LEC installation related charges of $.4 million due to customer growth and certain rate increases accounted for most of the $2.0 million increase in local network service revenue.

(b) Network access service revenue grew by $2.8 million, with $1.8 million resulting from access line growth and higher minutes of use and $.7 million resulting from revised LEC revenue estimates for prior years. This increase was partially offset by decreased Universal Service Fund (USF) support of $.9 million. The national average cost per access line to provide service to rural telephone customers (the USF benchmark) increased while the Company's cost per access line increased at a rate below the national average. This caused a slight decrease in the USF support received per access line.

(c) Sales of cable capacity declined by $1.5 million due to the sale of fewer circuits.

(d) Cellular revenue grew $2.7 million due to growth in customers and increased roaming revenues.

(e) Depreciation expense was higher by $1.1 million, which included $.8 million due to increased LEC depreciable plant balances and $.2 million due to growth in cellular operations.

(f) Leased circuits expense decreased $1.0 million in 1996 due to the cable outage restoration services provided in February 1995.

(g) Cost of cable sales decreased by $1.0 million due to the sale of fewer circuits.

(h) Administative support increased $1.5 million mainly due to a higher corporate support costs for information systems and benefits.

Other expense - net for the first quarter of 1996 was $9.1 million, a decrease of $3.9 million or 30 percent from 1995. Gain on sale of subsidiaries and investments includes the sale of a cellular property. Equity earnings from cellular and telephone investments increased
$.9 million, diversified company income increased $.4 million and undistributed corporate support costs decreased $.3 million in the first quarter of 1996 compared to the same period in 1995. Other expense in 1995 included $.8 million in costs relating to Holdings' offer to purchase the minority interest in the Company.

Acquisitions
____________

See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" under "Acquisitions" and Notes 14 and 15 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, for information about acquisitions.

                    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Liquidity and Capital Resources
_______________________________

During the three months ended March 31, 1996, construction expenditures amounted to $19.9 million. These expenditures pertained mainly to network upgrades and internal growth of the Company's operations. The construction expenditures were funded primarily with cash from operations. In 1996, total construction expenditures estimated at $114.2 million are expected to be funded primarily through cash from operations. Cash from operations in the first quarter of 1996 was comparable with amounts for the same period in 1995. Lower operating cash, relating mainly to the sale of Alascom, was offset by higher interstate access receipts from the National Exchange Carrier Association (NECA), including $10.1 million attributable to certain revenue requirement issues. Due to an FCC ruling, the Company did not record the $10.1 million receipt as income and expects that this amount will be refunded or used to offset future cash flow from NECA.

The Company has access to funds through its $300 million revolving credit agreement which terminates in November 1999. At March 31, 1996, no borrowings were outstanding under this agreement. The revolving credit agreement also serves as backup for a $100 million commercial paper program, under which
$50 million was outstanding at March 31, 1996.  The Company had $97 million outstanding under other available banking arrangements at March 31, 1996. Short-term borrowings from other available banking arrangements of $25 million and commercial paper of $50 million have been classified as long-term debt based on management's intent and the Company's ability to support this
debt on a long-term basis.   In January 1996, the Company established a $200
million Series C Medium-term Note program, which will be used primarily to fund future acquisitions and to repay some of the short-term debt outstanding at March 31, 1996. At March 31, 1996, the Company had approval from the
Rural Telephone Bank to borrow $17.6 million in additional Rural Electrification Administration debt for certain construction projects.

The Company has an agreement that allows temporary cash advances to or from its parent, PacifiCorp Holdings, Inc. (Holdings). Interest rates on advances from Holdings are based on Holding's cost of short-term funds plus 3/8 percent. Interest rates on advances to Holdings are based on Holding's cost
of short-term funds.   At March 31, 1996, $27.5 million was due from Holdings
for amounts to be paid to dissenters relating to the minority buy-out.  (See
Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 for more information about this note.)

The Company has definitive agreements with US WEST Communications, Inc. and GTE North Incorporated to purchase local exchange telephone properties in Minnesota and Michigan, respectively. Both acquisitions are subject to regulatory approval. The Company expects to fund these acquisitions through the issuance of external debt and internally generated funds.

Any temporary cash or liquidity requirements during 1996 are expected to be met through utilization of funds available under the revolving credit agreement or temporary advances from Holdings. Long-term liquidity requirements are expected to be met through utilization of funds available under the revolving credit agreement or the Series C Medium-term Note program. Cash needed to pay dissenters'rights will be provided by Holdings.

PART II    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits
                 12   Statements re Computation of Ratios
                 27   Financial Data Schedule (filed electronically only)

           (b)   Reports on Form 8-K
                 None

                                SIGNATURES
                                __________

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Pacific Telecom, Inc.
                                         ____________________________
                                                (Registrant)


Date:   May 8, 1996                          /s/James H. Huesgen
                                         ____________________________
                                               James H. Huesgen
                                         Executive Vice President and
                                            Chief Financial Officer