Form 10-Q
period 1996-06-30
PACIFIC TELECOM INC
filed 1996-08-09
CIK 96977

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
__
   EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1996
                               ______________________________________

                                  OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
__
   EXCHANGE ACT OF __1934

For the transition period from______________ to_______________________

Commission file number               0-873
                       _______________________________________________

                           PACIFIC TELECOM, INC.
______________________________________________________________________
             (Exact name of registrant as specified in its charter)


                   Washington                      91-0644974
______________________________________________________________________
      (State or other jurisdiction of           (I.R.S. Employer
       incorporation or organization)          Identification No.)


805 Broadway, P.O. Box 9901, Vancouver, Washington  98668 - 8701
______________________________________________________________________
(Address of principal executive offices)             (Zip Code)

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

  Common Stock, no par value              100 shares
__________________________________________________________________
      (Title of Class)        (Outstanding at August 2, 1996)

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
H (1) (A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM
WITH THE REDUCED DISCLOSURE FORMAT.

                           PACIFIC TELECOM, INC.

                                  INDEX
                                  _____
PART I FINANCIAL INFORMATION:                                     PAGE NO.
       _____________________                                      ________
       Item 1 - Financial Statements:

                Consolidated Balance Sheets -
                June 30, 1996 and December 31, 1995                  3


                Consolidated Statements of Income -
                Three and six months ended June 30, 1996 and 1995    4


                Consolidated Statements of Cash Flows -
                Six months ended June 30, 1996 and 1995               5


                Condensed Notes to Consolidated Financial Statements 6 - 7


       Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations        8 -10

PART II OTHER INFORMATION:
        _________________
        Item 6 - Exhibits and Reports on Form 8-K                     11

        Signatures                                                    12

PART I    FINANCIAL INFORMATION
Item 1. - Financial Statements

                         PACIFIC TELECOM, INC.
                      Consolidated Balance Sheets
                              (Unaudited)

                                ASSETS
                                ______
                                                     June 30,   December 31,
                                                       1996        1995
                                                     ________   ____________
                                                       (In thousands)
Current assets:
  Cash and temporary cash investments              $   17,227    $   6,331
  Accounts receivable                                 102,695       81,528
  Accounts and notes receivable affiliates (Note 2)    35,968       41,234
  Material and supplies (at average cost)               9,895        7,082
  Inventory - North Pacific Cable                      59,045       60,571
  Other                                                 9,506        9,522
                                                    _________    _________
    Total current assets                              234,336      206,268

Investments                                           126,345      124,555

Plant in service:
  Telecommunications                                1,580,822    1,570,262
  Other                                                22,265       22,655
  Less accumulated depreciation                       694,989      678,328
                                                    _________    _________
                                                      908,098      914,589
  Construction work in progress                        16,973       13,970
                                                    _________    _________
    Net plant                                         925,071      928,559

Intangible assets - net                               372,519      378,214

Deferred charges                                       16,204       16,528
                                                    _________    _________
  Total assets                                     $1,674,475   $1,654,124
                                                    _________    _________
                                                    _________    _________

                        LIABILITIES AND CAPITALIZATION
                        ______________________________

Current liabilities:
  Currently maturing long-term debt                $    5,712   $    5,535
  Notes payable                                        73,000       90,000
  Accounts payable                                     67,287       48,395
  Accrued liabilities                                  61,946       58,736
  Dissenters' rights                                   28,706       27,930
  Accrued access and unearned revenue                   9,542        8,354
                                                      _______      _______
    Total current liabilities                         246,193      238,950

Long-term debt                                        457,717      459,502

Deferred income taxes                                 132,522      126,539

Unamortized investment tax credits                      6,066        6,929

Other long-term liabilities                            49,845       48,502

Minority interest                                      18,973       18,288

Shareholder's equity:
  Common stock                                             -            -
  Additional paid-in capital                          225,943      225,943
  Retained earnings                                   537,216      529,471
                                                    _________    _________
    Total shareholder's equity                        763,159      755,414
                                                    _________    _________
    Total liabilities and capitalization           $1,674,475   $1,654,124
                                                    _________    _________
                                                    _________    _________
[FN]
      See accompanying notes to consolidated financial statements.

                          PACIFIC TELECOM, INC.
                    Consolidated Statements of Income
                              (Unaudited)
                                Three Months Ended    Six Months Ended
                                     June 30,               June 30,
                                __________________    ________________
                                1996          1995    1996        1995
                                ____          ____    ____        ____
                                           (In thousands)

Operating revenues:
 Local network service        $ 34,515   $ 29,951   $ 67,770  $  57,211
 Network access service         62,657     52,882    126,128    100,736
 Long distance network service     339     64,275        762    126,345
 Private line service             -        14,369       -        29,597
 Sales of cable capacity         2,174      1,124      2,249      2,684
 Cellular                       10,609      8,029     19,377     14,147
 Other                          19,205     21,714     37,643     43,335
                               _______    _______    _______    _______

  Total operating revenues     129,499    192,344    253,929    374,055
                               _______    _______    _______    _______
Operating expenses:
 Plant support                  22,656     32,483     44,691     62,726
 Depreciation and amortization  25,548     29,672     50,888     57,232
 Leased circuits                   701      7,714      1,108     16,507
 Access expense                   -        22,611       -        44,977
 Other operating expense         7,573     10,845     14,842     20,756
 Cost of cable sales             1,490        666      1,526      1,724
 Customer operations            13,623     19,443     26,819     38,003
 Administrative support         14,995     19,370     30,999     38,406
 Taxes other than income taxes   4,999      4,047      9,787      8,076
                               _______    _______    _______    _______
  Total operating expenses      91,585    146,851    180,660    288,407
                               _______    _______    _______    _______
Operating income                37,914     45,493     73,269     85,648
                               _______    _______    _______    _______
Other income (expense):
 Interest expense              (10,554)   (11,470)   (20,607)   (21,468)
 Interest income                   596        453      1,201      1,077
 Gain on sale of subsidiaries
   and investments               2,890       -         3,705       -
 Other                          (1,312)   (1,200)     (1,821)    (4,869)
                               _______   _______     _______    _______
 Other income (expense)
      - net                     (8,380)  (12,217)    (17,522)   (25,260)
                               _______   _______     _______    _______
Income before income taxes      29,534    33,276      55,747     60,388

Income taxes                    11,490    12,864      21,686     23,249
                               _______   _______     _______    _______

Net income                    $ 18,044  $ 20,412    $ 34,061   $ 37,139
                               _______   _______     _______    _______
                               _______   _______     _______    _______

     See accompanying notes to consolidated financial statements.

                        PACIFIC TELECOM, INC.
              Consolidated Statements of Cash Flows
                            (Unaudited)
                                                      Six Months Ended
                                                           June 30,
                                                      ________________
                                                       1996      1995
                                                      ______     _____
                                                       (In thousands)

Cash Flows from Operating Activities:
 Net income                                         $  34,061  $ 37,139
 Adjustments to reconcile net income
  to net cash provided by operating activities:
  Depreciation and amortization                        54,951    61,076
  Deferred income taxes and investment tax credits,
    net                                                 3,267    (2,319)
  Gain on sale of subsidiaries and investments         (3,705)     -
  Gains from unconsolidated entities, net              (2,991)     (689)
  Accounts receivable and other current assets        (15,184)  (10,805)
  Inventory - North Pacific Cable                       1,526     1,722
  Accounts payable and accrued liabilities             25,863    (2,990)
  Other                                                 4,677    (1,073)
                                                      _______  ________
      Net cash provided by operating activities       102,465    82,061
                                                      _______  ________

Cash Flows from Investing Activities:
 Construction expenditures                            (46,972)  (60,206)
 Cost of business acquired                                -    (197,905)
 Investments in and advances to affiliates             (1,928)   (2,751)
 Proceeds from sales of assets                          2,255     1,826
                                                      _______   _______
     Net cash used by investing activities            (46,645) (259,036)
                                                      _______  ________

Cash Flows from Financing Activities:
 (Decrease) increase in short-term debt               (17,000)  224,091
 Proceeds from issuance of long-term debt               1,740     2,148
 Purchase of common stock                                 -        (782)
 Dividends paid                                       (26,317)  (26,146)
 Payments of long-term debt                            (3,347)   (2,904)
                                                      _______   _______
    Net cash (used) provided by financing activities  (44,924)  196,407
                                                      _______   _______
Increase in Cash and Temporary Cash Investments        10,896    19,432

Cash and Temporary Cash Investments at
  Beginning of Period                                   6,331     9,883
                                                      _______   _______
Cash and Temporary Cash Investments at
  End of Period                                      $ 17,227  $ 29,315
                                                      _______   _______
                                                      _______   _______

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the six months ended June 30 for:
 Interest                                            $ 20,080  $ 21,037
 Income Taxes                                        $ 11,081  $ 20,204
[FN]
     See accompanying notes to consolidated financial statements.

              Notes to Consolidated Financial Statements
                              (Unaudited)


1. The consolidated financial statements include all normal adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position at June 30, 1996, and the consolidated results of operations and cash flows for the three and six months ended June 30, 1996 and 1995. These consolidated financial statements should be read in conjunction with the financial statements and related notes included in the latest annual report filed on Form 10-K of Pacific Telecom, Inc. (Company).
   The consolidated results of operations presented herein are not necessarily indicative of the results to be expected for the year. The 1995 consolidated financial statements reflect certain reclassifications to conform to the current year presentation. These reclassifications have no effect on previously stated net income.


2. The Company is a wholly-owned subsidiary of PacifiCorp Holdings, Inc. (Holdings), which is a wholly-owned subsidiary of PacifiCorp. See Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, for information related to the affiliated note for amounts to be paid dissenters relating to the minority buy-out.

3. Certain loan agreements contain provisions restricting the payment of cash dividends. Retained earnings of approximately $243 million were available for dividends and other distributions at June 30, 1996.

   The Company's ratio of earnings to fixed charges for the six months ended June 30, 1996, calculated in accordance with Item 503 of Regulation S-K under the Securities Exchange Act of 1934, was
   3.4 to 1.

4. The Company's effective combined state and federal income tax rates were 38.9 percent and 38.5 percent for the six months ended
   June 30, 1996 and 1995, respectively. The difference between taxes calculated at the statutory federal tax rates and the effective combined rates for 1996 and 1995 is reconciled as follows:

                                                     1996     1995
                                                     ____     ____

      Federal statutory rate                         35.0%   35.0%
      State income taxes, net of federal benefit      4.8     4.5
      Amortization of investment tax credits         (1.5)   (3.2)
      Amortization of excess deferred income taxes    (.5)    (.6)
      Amortization of excess cost                     1.9     1.9
      Other                                           (.8)     .9
                                                     ____     ____
      Effective tax rate                             38.9%    38.5%
                                                     ____     ____
                                                     ____     ____


      The components of income tax expense are as follows:

                                    Three Months Ended  Six Months Ended
                                         June 30,           June 30,

                                     1996      1995      1996      1995
                                    _____     _____     _____     _____
                                               (In thousands)

      Federal income taxes         $ 8,870   $10,550   $17,598   $19,082
      State income taxes             2,620     2,314     4,088     4,167
                                   _______   _______    ______    ______
                                   $11,490   $12,864   $21,686   $23,249
                                    ______    ______    ______    ______
                                    ______    ______    ______    ______

   Income taxes currently payable  $ 9,744    $15,181  $18,361   $25,888
   Deferred income taxes             2,177     (1,318)   4,188      (640)
   Amortization of deferred
     investment tax credits           (431)      (999)    (863)  (1,999)
                                    ______     ______   ______    ______
                                   $11,490    $12,864  $21,686   $23,249
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

Item 2.         Management's Discussion and Analysis of
             Financial Condition and Results of Operations*


                       Six Months Ended June 30
                       ________________________

Results of Operations
_____________________
The Company's net income for the six months ended June 30, 1996 was $34.1 million, a decrease of 8 percent compared to net income of $37.1 million for the same period in 1995. This decrease was attributable to the sale of Alascom in August, 1995. Operating income decreased 14 percent or $12.4 million in the first half of 1996 compared to 1995. In the first half of 1995, Alascom's contribution to operating income was $30.4 million. This decrease was offset in part by the acquisitions of local exchange assets in 1995. The Colorado acquisition in February 1995 contributed operating income of $10.5 million in the first half of 1996 and $8.0 million in the first half of 1995. Acquisitions of LEC assets in Washington and Oregon late in September and October 1995 contributed operating income of $8.3 million in the first half of 1996. The resulting net increase in operating income from all the 1995 acquisitions for the first half of 1996 was $10.8 million. Also increasing operating income were increases resulting from LEC internal access line growth, revised local exchange revenue estimates for prior years and cellular customer growth. Operating revenues for the first half of 1996 were $253.9 million, a decrease of $120.2 million, or 32 percent, compared to the same period in 1995. Operating expenses in the first half of 1996 were $180.6 million, a decrease of $107.8 million, or 37 percent, compared to the first half of 1995. See Part II,
Item 7.  "Management's Discussion and Analysis of Financial
Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, for information about the North Pacific Cable.

The following table summarizes the effects of the sale of Alascom in August 1995 and the acquisition of LEC assets in 1995 on operating income for the period ended June 30, 1996, when compared to 1995.
Other material variances are footnoted below:

                       Consolidated   Alascom                      Consolidated
                        Six Months   Six Months   Variance          Six Months
                          Ended        Ended       due to              Ended
                         June 30,     June 30,       LEC              June 30,
                          1995         1995     Acquisitions  Other    1996
                       ____________  _________  ____________  _____ ___________
                                          (in millions)
Operating revenues:
 Local network service   $  57.2                  $ 5.7       $4.9 (a) $ 67.8
 Network access service    100.7                   21.5        3.9 (b)  126.1
 Long distance
   network service         126.4     $(125.7)        .1                    .8
 Private line service       29.6       (29.6)                             -
 Sales of cable capacity     2.7                               (.5)       2.2
 Cellular                   14.1                               5.3 (c)   19.4
 Other                      43.4        (9.0)       1.5        1.7 (d)   37.6
                           _____       _____       ____       ____      _____
   Total operating
      revenues             374.1      (164.3)      28.8       15.3      253.9
                           _____       _____       ____       ____      _____
Operating expenses:
 Plant support              62.7       (22.5)       3.9         .6       44.7
 Depreciation and
   amortization             57.2       (16.9)       7.7        2.9 (e)   50.9
 Leased circuits            16.5       (14.3)                 (1.1)(f)    1.1
 Access expense             45.0       (45.0)                             -
 Other operating expense    20.8        (7.7)        .9         .8       14.8
 Cost of cable sales         1.7                               (.2)       1.5
 Customer operations        38.0       (13.3)        .6        1.5 (g)   26.8
 Administrative support     38.4       (13.3)       2.8        3.1 (h)   31.0
 Taxes other than
  income taxes               8.1         (.9)       2.1         .5        9.8
                           _____       _____       ____        ___      _____
  Total operating expenses 288.4      (133.9)      18.0        8.1      180.6
                           _____       _____       ____        ___      _____

Operating income          $ 85.7      $(30.4)     $10.8       $7.2     $ 73.3
                           _____       _____       ____        ___      _____
                           _____       _____       ____        ___      _____

_________________________
   *Pursuant to General Instruction H (1)(a) and (b) of Form 10-Q, the Company is substituting a management's narrative analysis of results of operations for Item 2.

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations


(a) Revenue from enhanced services, such as caller name and number identification, voice messaging, automatic call back, auto recall and call trace, of $1.7 million, revenue from LEC access line growth of $1.9 million and LEC installation related charges of $.6 million due to customer growth and certain rate increases accounted for most of the $4.9 million increase in local network service revenue.

(b) Network access service revenue grew by $3.9 million, with $3.6 million resulting from access line growth and higher minutes of use and $1.6 million resulting from revised LEC revenue estimates for prior years. This increase was partially offset by decreased Universal Service Fund (USF) support of $1.9 million. The national average cost per access line to provide service to rural telephone customers (the USF benchmark) increased while the Company's cost per access line increased at a rate below the national average. This caused a slight decrease in the USF support received per access line.

(c) Cellular revenue grew $5.3 million due to growth in customers and increased roaming revenues.

(d) Other increased $1.7 million mainly due to increased nonregulated equipment sales of $1.0 million.

(e) Depreciation expense was higher by $2.9 million, which included $1.9 million due to increased LEC depreciable plant balances and $.4 million due to growth in cellular operations.

(f) Leased circuits expense decreased $1.1 million in 1996 due to the cable outage restoration services provided in February and May 1995.

(g) Customer operations expense grew $1.5 million, which included $.8 million due to growth in cellular operations and $.4 million due to LEC customer growth.

(h) Administrative support increased $3.1 million mainly due to higher corporate support costs for information systems and benefits.

Other expense - net for the first half of 1996 was $17.5 million, a decrease of $7.7 million or 31 percent from 1995. Gain on sale of subsidiaries and investments of $3.7 million includes the
sales of  cellular properties.    Equity earnings from cellular and
telephone investments increased $1.8 million and diversified company income increased $.6 million in the first half of 1996 compared to the same period in 1995. Other expense in 1995 included $1.4 million in costs relating to Holdings' offer to purchase the minority interest in the Company.

Acquisitions
____________

The Company has definitive agreements with US WEST Communications, Inc. and GTE North Incorporated to purchase local exchange telephone properties in Minnesota and Michigan, respectively. The Minnesota properties represent 32 exchanges serving 26,600 access lines and the Michigan properties represent eight exchanges serving 11,100 access lines. These acquisitions are subject to regulatory approval and are expected to close by the end of 1996. The Company also has a definitive agreement with the City of Ketchikan to purchase telephone assets and operations in Ketchikan, Alaska with 9,600 access lines. The Company is currently negotiating a definitive agreement with the Fairbanks Municipal Utility System to acquire its telephone and cellular operations that has 32,000 access lines. In addition to the receipt of required regulatory approvals, voter approval is required for the Ketchikan and Fairbanks acquisitions. The Alaska acquisitions are expected to close during the first half of 1997 assuming the necessary approvals are obtained. The Company anticipates that all four acquisitions will require $280 million in cash. The
Company expects to fund these acquisitions through the issuance of external debt and internally generated funds.

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


Liquidity and Capital Resources
_______________________________

During the six months ended June 30, 1996, construction expenditures amounted to $47.0 million. These expenditures pertained mainly to network upgrades and internal growth of the Company's operations.
The construction expenditures were funded primarily with cash from operations. In 1996, total construction expenditures estimated at $114.2 million are expected to be funded primarily through cash from operations. Cash from operations in the first half of 1996 was comparable with amounts for the same period in 1995. Lower operating cash, relating mainly to the sale of Alascom, was offset by higher interstate access receipts from the National Exchange
Carrier Association (NECA), including $10.1 million attributable to certain revenue requirement issues. Due to an FCC ruling, the Company did not record the $10.1 million receipt as income and expects that this amount will be refunded or used to offset future cash flow from NECA.

The Company has access to funds through its $300 million revolving credit agreement which terminates in November 1999. At June 30, 1996, no borrowings were outstanding under this agreement. The revolving credit agreement also serves as backup for a $100 million commercial paper program, under which $50 million was outstanding at June 30, 1996. The Company had $98 million outstanding under other available banking arrangements at June 30, 1996. Short-term borrowings from other available banking arrangements of $25 million and commercial paper of $50 million have been classified as long-term debt
based on management's intent and the Company's ability to support
this debt on a long-term basis.   In January 1996, the Company
established a $200 million Series C Medium-term Note program, which will be used primarily to fund future acquisitions and to repay some of the short-term debt outstanding at June 30, 1996. At June 30, 1996, the Company had approval from the Rural Telephone Bank to borrow $17.6 million in additional Rural Utilities Service debt for certain construction projects.

The Company has an agreement that allows temporary cash advances to or from its parent, Holdings. Interest rates on advances from Holdings are based on Holdings' cost of short-term funds plus 3/8 percent. Interest rates on advances to Holdings are based on Holdings' cost of
short-term funds.   At June 30, 1996, $28.7 million was due from Holdings
for amounts to be paid to dissenters relating to the minority buy-out. (See Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 for more information about this note.)

Any temporary cash or liquidity requirements during 1996 are expected to be met through utilization of funds available under the revolving
credit agreement or temporary advances from Holdings.   Long-term
liquidity requirements are expected to be met through utilization of funds available under the revolving credit agreement or the Series C Medium-term Note program. Cash needed to pay dissenters' rights will be provided by Holdings.

PART II    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

     (a)   Exhibits
           12  Statements re Computation of Ratios
           27  Financial Data Schedule (filed electronically only)

     (b)   Reports on Form 8-K
           None

                               SIGNATURES
                             ______________

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Pacific Telecom, Inc.
                                         ______________________
                                              (Registrant)





Date:  August 9, 1996                       /s/James H. Huesgen
                                         ____________________________
                                               James H. Huesgen
                                         Executive Vice President and
                                            Chief Financial Officer