Form 10-Q
period 1996-09-30
PACIFIC TELECOM INC
filed 1996-10-25
CIK 96977

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                             FORM 10-Q



 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
___
    EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1996
                              _________________________________________


    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
___
    EXCHANGE ACT OF 1934

For the transition period from                 to
                               _______________    _____________________

Commission file number                        0-873
                       ________________________________________________


                          PACIFIC TELECOM, INC.
_______________________________________________________________________
         (Exact name of registrant as specified in its charter)


           Washington                              91-0644974
_______________________________________________________________________
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                Identification No.)


805 Broadway, P.O. Box 9901, Vancouver, Washington    98668 - 8701
_______________________________________________________________________
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code   (360)905-5800
                                                  _____________________

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

 Common Stock, no par value                      100 shares
___________________________________________________________________________
     (Title of Class)              (Outstanding at October 25, 1996)

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                               PACIFIC TELECOM, INC.

                                      INDEX
                                      _____



PART I FINANCIAL INFORMATION:                                  PAGE NO.
       _____________________                                   ________

       Item 1 - Financial Statements:

                Consolidated Balance Sheets -
                 September 30, 1996 and December 31, 1995          3


                Consolidated Statements of Income -
                 Three and nine months ended
                 September 30, 1996 and 1995                       4


                Consolidated Statements of Cash Flows -
                 Nine months ended September 30, 1996 and 1995     5


                Condensed Notes to Consolidated Financial
                 Statements                                      6 - 7



       Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations    8 - 11



PART II OTHER INFORMATION:
        _________________

       Item 6 - Exhibits and Reports on Form 8-K                   12

       Signatures                                                  13

PART I    FINANCIAL INFORMATION
Item 1. - Financial Statements

                           PACIFIC TELECOM, INC.
                       Consolidated Balance Sheets
                               (Unaudited)

                                 ASSETS
                                 ______

                                           September 30,     December 31,
                                               1996             1995
                                           _____________     ____________
                                                   (In thousands)

Current assets:
 Cash and temporary cash investments       $   19,427       $    6,331
 Accounts receivable                          112,207           81,528
 Accounts and notes receivable -
     affiliates (Note 2)                       40,729           41,234
 Material and supplies (at average cost)       10,515            7,082
 Inventory - North Pacific Cable               53,919           60,571
 Other                                          5,973            9,522
                                            _________        _________
   Total current assets                       242,770          206,268

Investments                                   132,248          124,555

Plant in service:
  Telecommunications                        1,604,818        1,570,262
  Other                                        22,345           22,655
  Less accumulated depreciation               715,605          678,328
                                            _________        _________
                                              911,558          914,589
  Construction work in progress                24,360           13,970
                                            _________        _________
    Net plant                                 935,918          928,559

Intangible assets - net                       369,836          378,214

Deferred charges                               16,795           16,528
                                            _________        _________
  Total assets                             $1,697,567       $1,654,124
                                            _________        _________
                                            _________        _________


                     LIABILITIES AND CAPITALIZATION
                     ______________________________

Current liabilities:
  Currently maturing long-term debt        $    5,728       $    5,535
  Notes payable                                34,000           90,000
  Accounts payable                             70,318           48,395
  Accrued liabilities                          60,746           58,736
  Dissenters' rights                           27,472           27,930
  Accrued access and unearned revenue          10,525            8,354
                                            _________        _________
   Total current liabilities                  208,789          238,950

Long-term debt                                505,928          459,502

Deferred income taxes                         145,561          126,539

Unamortized investment tax credits              5,635            6,929

Other long-term liabilities                    42,847           48,502

Minority interest                              18,464           18,288

Shareholder's equity:
  Common stock                                    -                -
  Additional paid-in capital                  225,943          225,943
  Retained earnings                           544,400          529,471
                                            _________        _________
    Total shareholder's equity                770,343          755,414
                                            _________        _________

    Total liabilities and capitalization   $1,697,567       $1,654,124
                                            _________        _________
                                            _________        _________



     See accompanying notes to consolidated financial statements.

                         PACIFIC TELECOM, INC.
                   Consolidated Statements of Income
                              (Unaudited)

                                Three Months Ended     Nine Months Ended
                                   September 30,         September 30,
                                  1996       1995       1996      1995
                                 ______     ______     ______    ______
                                            (In thousands)

Operating revenues:
   Local network service       $ 36,340   $ 30,737   $104,110  $ 87,948
   Network access service        64,244     54,435    190,372   155,171
   Long distance network service    441     23,601      1,203   149,946
   Private line service             -        4,673        -      34,270
   Sales of cable capacity        6,030        735      8,279     3,419
   Cellular                      12,990     10,385     32,367    24,532
   Other                         18,844     18,875     56,487    62,210
                                _______    _______    _______   _______
      Total operating revenues  138,889    143,441    392,818   517,496
                                _______    _______    _______   _______

Operating expenses:
   Plant support                 24,841     26,922     69,532    89,648
   Depreciation and amortization 25,644     24,017     76,532    81,249
   Leased circuits                  485      2,426      1,593    18,933
   Access expense                   -        8,025        -      53,002
   Other operating expense        8,136      8,146     22,978    28,902
   Cost of cable sales            5,126        471      6,652     2,195
   Customer operations           13,986     15,669     40,805    53,672
   Administrative support        14,350     14,633     45,349    53,039
   Taxes other than income taxes  4,766      3,948     14,553    12,024
                                _______    _______    _______   _______
      Total operating expenses   97,334    104,257    277,994   392,664
                                _______    _______    _______   _______

Operating income                 41,555     39,184    114,824   124,832
                                _______    _______    _______   _______

Other income (expense):
   Interest expense              (9,996)    (8,858)   (30,603)  (30,326)
   Interest income                  995        516      2,196     1,593
   Gain on sale of subsidiaries
    and investments                 -       66,508      3,705    66,508
   Other                            892       (281)      (929)   (5,150)
                                _______    _______    _______   _______
     Other income (expense)
      - net                      (8,109)    57,885    (25,631)   32,625
                                _______    _______    _______   _______
Income before income taxes       33,446     97,069     89,193   157,457

Income taxes                     13,011     12,819     34,697    36,068
                                _______    _______    _______   _______

Net income                     $ 20,435   $ 84,250   $ 54,496  $121,389
                                _______    _______    _______   _______
                                _______    _______    _______   _______

[FN]
        See accompanying notes to consolidated financial statements.

                          PACIFIC TELECOM, INC.
                   Consolidated Statements of Cash Flows
                               (Unaudited)



                                                       Nine Months Ended
                                                         September 30,
                                                       _________________
                                                        1996       1995
                                                       ______     ______
                                                         (In thousands)
Cash Flows from Operating Activities:
  Net income                                        $ 54,496     $121,389
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Depreciation and amortization                     83,930       87,553
    Deferred income taxes and investment
      tax credits, net                                15,386       (1,488)
    Gain on sale of subsidiaries and investments      (3,705)     (66,508)
    Gains from unconsolidated entities, net           (4,996)      (2,534)
    Accounts receivable and other current assets     (26,498)      (4,052)
    Inventory - North Pacific Cable                    6,652        2,194
    Accounts payable and accrued liabilities          23,877       (2,951)
    Other                                             (3,173)      (4,311)
                                                     _______      _______

Net cash provided by operating activities            145,969      129,292
                                                     _______      _______


Cash Flows from Investing Activities:
 Construction expenditures                           (79,585)     (88,236)
 Cost of businesses acquired                             -       (288,746)
 Proceeds from Alaska restructuring                      -        235,076
 Investments in and advances to affiliates            (6,495)      (2,533)
 Proceeds from sales of assets                         5,715        3,974
                                                     _______      _______
       Net cash used by investing activities         (80,365)    (140,465)
                                                     _______      _______

Cash Flows from Financing Activities:
 (Decrease) increase in short-term debt              (56,000)      27,023
 Change in affiliated notes                           (3,562)         -
 Proceeds from issuance of long-term debt             51,740       77,148
 Sale of common stock                                    -            319
 Dividends paid                                      (39,567)     (39,219)
 Payments of long-term debt                           (5,119)     (59,748)
                                                     _______      _______

     Net cash (used) provided by
       financing activities                          (52,508)       5,523
                                                     _______      _______

Increase (Decrease) in Cash and
 Temporary Cash Investments                           13,096       (5,650)

Cash and Temporary Cash Investments
 at Beginning of Period                                6,331        9,883
                                                     _______      _______
Cash and Temporary Cash Investments
 at End of Period                                   $ 19,427     $  4,233
                                                     _______      _______
                                                     _______      _______

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the nine months ended September 30 for:
 Interest                                           $ 35,727     $ 34,244
 Income Taxes                                       $ 12,489     $ 26,481

Noncash Investing Activities:
 Liabilities disposed of in connection with
   the sale of subsidiaries                         $    -       $ 85,668

[FN]
     See accompanying notes to consolidated financial statements.

        Condensed Notes to Consolidated Financial Statements
                           (Unaudited)



1. The consolidated financial statements include all normal adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position at September 30, 1996, and the consolidated results of operations and cash flows for the three and nine months ended September 30, 1996 and 1995. These consolidated financial statements should be read in conjunction with the financial statements and related notes included in the latest annual report filed on Form 10-K of Pacific Telecom, Inc. (Company). The consolidated results of operations presented herein are not necessarily indicative of the results to be expected for the year. The 1995 consolidated financial statements reflect certain reclassifications to conform to the current year presentation. These reclassifications have no effect on previously stated net income.

2. The Company is a wholly-owned subsidiary of PacifiCorp Holdings, Inc. (Holdings), which is a wholly-owned subsidiary of PacifiCorp. See Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, for information relating to the affiliated note for amounts to be paid dissenters in connection with the acquisition of the minority interest of the Company.

3. Certain loan agreements contain provisions restricting the payment of cash dividends. Retained earnings of approximately $244 million were available for dividends and other distributions at September 30, 1996.

    The Company's ratio of earnings to fixed charges for the nine months ended September 30, 1996, calculated in accordance with
    Item 503 of Regulation S-K under the Securities Exchange Act of 1934, was 3.6 to 1.

4. The Company's effective combined state and federal income tax rates were 38.9 percent and 22.9 percent for the nine months ended September 30, 1996 and 1995, respectively. The difference between taxes calculated at the statutory federal tax rates and the effective combined rates for 1996 and 1995 is reconciled as follows:
                                                      1996     1995
                                                      ____     ____

    Federal statutory rate                            35.0%    35.0%
    State income taxes, net of federal benefit         3.6      2.8
    Amortization of investment tax credits            (1.4)    (1.6)
    Amortization of excess deferred income taxes       (.5)     (.4)
    Amortization of excess cost                        1.8      1.1
    Alascom Gain (a)                                    -     (14.8)
    Other                                               .4       .8
                                                      ____     ____

    Effective tax rate                                38.9%    22.9%
                                                      ____     ____
                                                      ____     ____


    (a) The financial statement gain on the sale of Alascom was in excess of the federal and state taxable gain because the tax basis in Alascom was greater than the book basis. The tax basis increased due to Alascom's required payment of taxes on the $150 million in transition payments paid by AT&T under a 1994 Federal Communications Commission (FCC) order. The Company has not historically provided deferred tax liabilities or assets under FAS 109 for book/tax differences on investments in subsidiaries. A deferred tax asset with respect to the book/tax difference relating to Alascom was not recorded in 1994 due to the uncertainty of consummating the sale.
        As a result, the benefit of the book/tax differences was realized upon the sale in 1995.

            Condensed Notes to Consolidated Financial Statements
                               (Unaudited)


              The components of income tax expense are as follows:

                                   Three Months Ended     Nine Months Ended
                                      September 30,         September 30,
                                  __________________     _________________
                                    1996       1995       1996       1995
                                  _______     ______     _______    ______
                                               (In thousands)

 Federal income taxes             $12,104    $10,172     $29,702   $29,254
 State income taxes                   907      2,647       4,995     6,814
                                   ______     ______      ______    ______
                                  $13,011    $12,819     $34,697   $36,068
                                   ______     ______      ______    ______
                                   ______     ______      ______    ______

 Income taxes currently payable   $   951    $12,097     $19,312   $37,985
 Deferred income taxes             12,492      1,394      16,680       754
 Amortization of deferred
    investment tax credits           (432)      (672)     (1,295)   (2,671)
                                   ______     ______      ______    ______
                                  $13,011    $12,819     $34,697   $36,068
                                   ______     ______      ______    ______
                                   ______     ______      ______    ______


5. On August 7, 1995, the Company closed the sale of the stock of Alascom, Inc. (Alascom) to AT&T Corp. in a transaction providing $365.5 million in proceeds, with $105 million received during 1994 and $260.5 million received during 1995. See Note 16 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, for information relating to this transaction.

6. The Company is pursuing acquisition targets of $268 million in 1996 and $166 million in 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" under "Acquisitions" in this Form 10-Q for information relating to pending acquisitions and future acquisition opportunities.

Item 2.          Management's Discussion and Analysis of
              Financial Condition and Results of Operations*

                       Nine Months Ended September 30
                       _______________________________

Results of Operations
_____________________
The Company's net income for the nine months ended September 30, 1996 was $54.5 million, a decrease of 55 percent compared to net income of $121.4 million for the same period in 1995. This decrease was attributable to the sale of Alascom in August, 1995. Operating income decreased eight percent or $10.0 million in the first nine months of 1996 compared to 1995. In the first nine months of 1995, Alascom's contribution to operating income was $36.9 million. This decrease was offset in part by the acquisitions of local exchange assets in 1995. The Colorado acquisition in February
1995 contributed operating income of $17.8 million in the first nine months of 1996 and $15.0 million in the first nine months of 1995. Acquisitions of LEC assets in Washington and Oregon in late September and October
1995 contributed operating income of $11.8 million in the first nine months of 1996. The resulting net increase in operating income from all the 1995 acquisitions for the first nine months of 1996 was $14.6 million. Also increasing operating income were increases resulting from LEC internal access line growth, revised local exchange revenue estimates for prior years and cellular customer growth. Operating revenues for the first nine months of 1996 were $392.8 million, a decrease of $124.7 million, or 24 percent, compared to the same period in 1995. Operating expenses in the first nine months of 1996 were $278.0 million, a decrease of $114.7 million, or 29 percent, compared to the first nine months of 1995. See Part II,
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, for information about the North Pacific Cable.

The following table summarizes the effects of the sale of Alascom in August 1995 and the acquisition of LEC assets in 1995 on operating income for the period ended September 30, 1996, when compared to 1995. Other material variances are footnoted below:

                               Consolidated       Alascom                               Consolidated
                               Nine Months      Nine Months        Variance              Nine Months
                                  Ended            Ended            due to                  Ended
                               September 30,    September 30,        LEC                September 30,
                                   1995             1995         Acquisitions   Other       1996
                               ____________    _____________    _____________  _______  _____________
                                                                (in millions)
Operating revenues:
 Local network service           $ 88.0                           $ 7.5       $ 8.6 (a)   $104.1
 Network access service           155.2                            29.5         5.7 (b)    190.4
 Long distance network service    149.9         $(148.9)             .1          .1          1.2
 Private line service              34.3           (34.3)                                     -
 Sales of cable capacity            3.4                                         4.9 (c)      8.3
 Cellular                          24.5                                         7.8 (d)     32.3
 Other                             62.2            (9.9)            1.7         2.5 (e)     56.5
                                  _____           _____            ____        ____        _____
   Total operating revenues       517.5          (193.1)           38.8        29.6        392.8
                                  _____           _____            ____        ____        _____

Operating expenses:
 Plant support                     89.7           (26.3)            5.9          .2         69.5
 Depreciation and amortization     81.3           (19.6)           10.3         4.5 (f)     76.5
 Leased circuits                   18.9           (16.3)                       (1.0)(g)      1.6
 Access expense                    53.0           (53.0)                                     -
 Other operating expense           28.9            (9.3)            1.4         2.0 (h)     23.0
 Cost of cable sales                2.2                                         4.5 (i)      6.7
 Customer operations               53.7           (15.8)            1.1         1.8 (j)     40.8
 Administrative support            53.0           (14.8)            3.3         3.8 (k)     45.3
 Taxes other than income taxes     12.0            (1.1)            2.2         1.5 (l)     14.6
                                  _____           _____            ____        ____        _____
   Total operating expenses       392.7          (156.2)           24.2        17.3        278.0
                                  _____           _____            ____        ____        _____

Operating income                 $124.8          $(36.9)          $14.6       $12.3       $114.8
                                  _____           _____            ____        ____        _____
                                  _____           _____            ____        ____        _____

_____________________
          *Pursuant to General Instruction H (1)(a) and (b) of Form 10-Q, the Company  is  substituting a management's narrative analysis of results of operations for Item 2.


                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations


(a) Revenue from enhanced services, such as caller name and number identification, voice messaging, automatic call back, auto recall and call trace, of $2.4 million, revenue from LEC access line growth of $3.5 million, LEC installation related charges of $1.0 million due to customer growth and certain rate increases and extended area services of $.8 million accounted for most of the $8.6 million increase in local network service revenue.

(b) Network access service revenue grew by $5.7 million, with $4.1 million resulting from access line growth and higher minutes of use and $2.9 million resulting from revised LEC revenue estimates for prior years. This increase was partially offset by decreased Universal Service Fund (USF) support of $1.7 million. The national average cost per access line to provide service to rural telephone customers (the
     USF benchmark) increased while the Company's cost per access line increased at a rate below the national average. This caused a slight decrease in the USF support received per access line.

(c) Sales of cable capacity increased $4.9 million due to higher circuit sales.

(d) Cellular revenue grew $7.8 million due to growth in customers and increased roaming revenues.

(e) Other increased $2.5 million mainly due to increased nonregulated equipment sales of $1.8 million.

(f) Depreciation expense was higher by $4.5 million, which included $4.0 million due to increased LEC depreciable plant balances and $.5 million due to growth in cellular operations.

(g) Leased circuits expense decreased $1.0 million in 1996 due to the cable outage restoration services provided in February and May 1995.

(h) Other operating expense increased $2.0 million due to growth in cellular operations of $1.2 million and LEC customer growth of $.8 million.

(i) Cost of cable sales increased by $4.5 million due to higher circuit sales.

(j) Customer operations expense grew $1.8 million, which included $1.0 million due to growth in cellular operations and $1.0 million due to LEC customer growth.

(k) Administrative support increased $3.8 million mainly due to higher corporate support costs for information systems and benefits.

(l) Taxes other than income taxes increased $1.5 million due to higher property valuations and growth in excise taxes due to increased LEC revenues.

Other expense - net for the first nine months of 1996 was $25.6 million and other income-net for the first nine months of 1995 was $32.6 million. Gain on sale of subsidiaries and investments included $3.7 million for sales of cellular properties in 1996 and $66.5 million for the sale of Alascom in 1995. Equity earnings from cellular and telephone investments increased $2.1 million and diversified company income increased $.6 million in the first nine months of 1996 compared to the same period in 1995. Other expense in 1995 included $1.4 million in costs relating to Holdings' offer to acquire the minority interest in the Company.

See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" under "Income Taxes" and Note
6 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, for information relating to the tax impact of the gain on the sale of Alascom.

The Company has reviewed the Telecommunications Act of 1996 and, based on the rural nature of the Company's operations, does not believe that the Act will have a material impact on the Company's financial results.


Acquisitions
____________

The Company has definitive agreements with US WEST Communications, Inc. and GTE North Incorporated to purchase local exchange telephone properties in Minnesota and Michigan, respectively. The Minnesota properties represent 32 exchanges serving 26,600 access lines and the Michigan properties represent eight exchanges serving 11,100 access lines. These acquisitions are subject to regulatory approval and are expected to close in the first half of 1997. The Company has a definitive agreement with the Fairbanks Municipal
Utility System (FMUS) to acquire its telephone and cellular operations that has 32,000 access lines and 6,800 cellular customers. The sale of FMUS was approved by a majority of the voters of the City of Fairbanks in an October 8, 1996 special election. Certain regulatory approvals are required and closing is estimated for mid-1997.The Company anticipates that all three acquisitions will require $248 million in cash, which includes approximately $17 million for cash to be acquired in the acquisitions. The Company expects to fund these acquisitions through the issuance of external debt and internally generated funds.

Consistent with the Company's strategy of growing its local telephone operations in rural areas through acquisitions, the Company currently is evaluating acquisition opportunities involving certain small independent telephone companies which serve an aggregate of approximately 20,000 access lines in proximity to the Company's existing telephone operations.

See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" under "Acquisitions" and Notes 14 and 15 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, for information about acquisitions.


Liquidity and Capital Resources
_______________________________

During the nine months ended September 30, 1996, construction expenditures amounted to $79.6 million. These expenditures pertained mainly to network upgrades and internal growth requirements in the Company's LEC and cellular operations. The construction expenditures were funded primarily with cash from operations. In 1996, total construction expenditures estimated at $114.2 million are expected to be funded primarily through cash from operations.

The Company has access to funds through its $300 million revolving credit agreement which terminates in November 1999. At September 30, 1996, no borrowings were outstanding under this agreement. The revolving credit agreement also serves as backup for a $100 million commercial paper program, under which $50 million was outstanding at September 30, 1996.
The Company had $59 million outstanding under other available banking arrangements at September 30, 1996. Short-term borrowings from other available banking arrangements of $25 million and commercial paper of
$50 million have been classified as long-term debt based on management's intent and the Company's ability to support this debt on a long-term
basis.   In January 1996, the Company established a $200 million Series
C Medium-term Note program.  In August 1996, $50 million of these notes were issued, with terms of six to 11 years and an average annual
interest rate of 6.9 percent, to replace short-term debt.   The
remaining $150 million available for issue is expected to be used primarily to fund pending and other future acquisitions. At September 30, 1996, the Company had approval from the Rural Telephone Bank to borrow $17.6 million in additional Rural Utilities Service debt for certain construction projects.
              Management's Discussion and Analysis of
          Financial Condition and Results of Operations


The Company has an agreement that allows temporary cash advances to or from its parent, Holdings. Interest rates on advances from Holdings are based on Holdings' cost of short-term funds plus 3/8 percent. Interest rates on advances to Holdings are based on Holdings' cost of
short-term funds.   At September 30, 1996, $29.1 million was due from
Holdings for amounts to be paid to dissenters in connection with the acquisition of the minority interest of the Company and $3.6 million was due from Holdings for short-term cash advances. (See Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 for more information about this note.)

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

                                            Pacific Telecom, Inc.
                                         __________________________
                                                (Registrant)




Date: October 25, 1996                     /s/James H. Huesgen
                                        ____________________________
                                              James H. Huesgen
                                        Executive Vice President and
                                          Chief Financial Officer