Form 10-K
period 1996-12-31
PACIFIC TELECOM INC
filed 1997-03-20
CIK 96977

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1996
                           ----------------------------------------------

                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO
                              --------------  ---------------------------

COMMISSION FILE NUMBER:  0-873
                       --------------------------------------------------



                          PACIFIC TELECOM, INC.
         (Exact name of registrant as specified in its charter)


      STATE OF WASHINGTON                                  91-0644974
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)


805 BROADWAY, P.O. BOX 9901, VANCOUVER, WASHINGTON          98668-8701
     (Address of principal executive offices)               (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (360)905-5800

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 14, 1997, there were 100 shares of Common Stock outstanding. The aggregate market value of voting stock held by nonaffiliates of the
Registrant:  None

THIS REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.


                DOCUMENTS INCORPORATED BY REFERENCE:   NONE

                           TABLE OF CONTENTS
                                                                  Page No.
                                                                  --------


Definitions .....................................................    3
-----------

PART I
------
Item 1    Business
            Introduction ........................................    4
            Telecommunications Operations .......................    4
              Local Exchange Companies ..........................    4
              Cellular Operations ...............................    5
              Pacific Telecom Cable .............................    5
            Regulation ..........................................    6
            Employees ...........................................    7
Item 2    Properties ............................................    7
Item 3    Legal Proceedings .....................................    7



PART II
-------
Item 5    Market for Registrant's Common Equity and
            Related Stockholder Matters .........................    8
Item 7    Management's Discussion and Analysis of Financial
            Condition and Results of Operations .................    8
Item 8    Financial Statements and Supplementary Data ...........   13
Item 9    Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure ..............   31



PART IV
-------
Item 14   Exhibits, Financial Statement Schedules and Reports
            on Form 8-K .........................................   31

Signatures ......................................................   34

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

AT&T                 AT&T Corp.

Alascom              Alascom, Inc., a wholly-owned subsidiary of PTI until
                      its sale to AT&T in August 1995

Company              PTI and its subsidiaries

FCC                  Federal Communications Commission

FMUS                 Fairbanks Municipal Utility System

GTE                  GTE North Incorporated

Holdings             PacifiCorp Holdings, Inc., a wholly-owned subsidiary
                      of PacifiCorp

LEC                  Local exchange company

MSA                  Metropolitan statistical area

NPC                  North Pacific Cable, a submarine fiber optic cable
                      between the U.S. and Japan

PCS                  Personal communication services

PTC                  Pacific Telecom Cable, Inc., an 80 percent
                      owned subsidiary of PTI

PT Cellular          Pacific Telecom Cellular, Inc., a wholly-owned
                      subsidiary of PTI

PT Transmission      Pacific Telecom Transmission Services, Inc.,
                      a wholly-owned subsidiary of PTI

PTI                  Pacific Telecom, Inc., a Washington corporation

RSA                  Rural service area

U.S.                 United States of America

USF                  Universal Service Fund

USWC                 US WEST Communications, Inc.

                                 PART I


Item 1.   BUSINESS
          --------

Introduction
------------

     PTI was organized in 1955 to provide telephone service to suburban and rural communities principally in the Pacific Northwest. Since that time, the Company has grown significantly through acquisitions and expansion of its service offerings in several areas within the telecommunications industry. This expansion included investments in cellular telephone operations, international communications, including the construction of a trans-Pacific fiber optic cable and, until August 1995, the provision of long distance services in the State of Alaska through Alascom. Over the past few years, the Company's strategy has been to focus on its core business of providing local exchange service to suburban and rural markets and to divest its diversified portfolio of noncore businesses. This strategy has been implemented through the acquisition of LECs, the sale of certain international operations, the consolidation and sale of cellular holdings, and the sale of Alascom to AT&T.

     The Company is a wholly-owned subsidiary of Holdings, which is a wholly-owned subsidiary of PacifiCorp. On September 27, 1995, holders of a majority of the approximately 5.3 million shares of outstanding common stock held by minority shareholders voted in favor of the merger of a wholly-owned subsidiary of Holdings into the Company. As a result of the merger, the Company has a liability at December 31, 1996 of $29.5 million to be paid to dissenters in the merger based on $30.00 per share fair value for their shares, including interest on the liability accrued at a rate equal to 5.97 percent per annum. The Company also has a receivable from Holdings in the amount of the accrued liability to dissenters. PTI had been a majority-owned subsidiary of PacifiCorp since 1973.


Telecommunications Operations
-----------------------------

   Local Exchange Companies
   ------------------------

     The Company's LECs operate under a common business and brand name, PTI Communications. This marketing concept creates a unified identity for the local operations, improves communication with customers and assists in the marketing of new products and services. As one of the major independent telephone companies in the U.S., the Company's LECs provide both local telephone service and access to the long distance network for customers in their respective service areas. The LECs also provide directory advertising and, through contracts with interexchange carriers, billing and collection services. At December 31, 1996, the Company operated 13 LECs within eleven states comprised of 559,500 access lines in 344 exchanges. The average number of access lines per exchange is approximately 1,626, reflecting the lower population density generally found in the Company's service areas. The Company's largest exchange in terms of access lines is in Kalispell, Montana, which had 26,594 access lines at December 31, 1996. Service areas are located primarily in the states of Alaska, Colorado, Montana, Oregon, Washington and Wisconsin. States also served, but to a lesser extent, include Idaho, Iowa, Minnesota, Nevada and Wyoming. (See "Regulation.") The Company provides centralized administrative and support services to field operations from its corporate offices in Vancouver, Washington.

     The LECs experienced strong internal access line growth in certain service areas, as evidenced by a 5.5 percent increase in access lines served during 1996. As a result of acquisitions in Colorado, Washington and Oregon, the Company added 90,000 access lines in 1995, an increase of 22 percent. The Company has definitive agreements with USWC and GTE to purchase local exchange telephone properties in Minnesota and Michigan, respectively. The Minnesota properties represent 32 exchanges serving 27,100 access lines and the Michigan properties represent eight exchanges serving 11,300 access lines. The Company has a definitive agreement with the City of Fairbanks to acquire its telephone and cellular operations, FMUS, that have approximately 32,000 access lines and 6,800 cellular customers. These acquisitions are subject to regulatory approval and are expected to close in 1997. The Company has letters of intent to acquire operations representing eight exchanges serving approximately 4,300 access lines. These acquisitions are subject to completion of due diligence investigations, negotiations of definitive purchase agreements and regulatory approval.

   Cellular Operations
   -------------------

     The Company's wholly-owned subsidiary, PT Cellular, is a holding company with subsidiaries in Alaska, Michigan, Oregon, South Dakota, Washington and Wisconsin. The Company has ownership interests with respect to 24 MSAs and RSAs and manages 10 of these interests in Alaska, Michigan and Wisconsin. The Company also manages one other RSA in Wisconsin in which it has no ownership interest. Revenues from cellular operations represented approximately eight percent of total Company revenues in 1996.

     The Company may increase its ownership interests in certain cellular properties in order to achieve ownership control or to consolidate the Company's cellular service areas into larger contiguous units for operating and network efficiencies. This plan may be accomplished through the exchange of existing cellular interests and/or future acquisitions.

     Due to the purchase of cellular properties with the pending FMUS acquisition, the Company would own a portion of both the wireline and non wireline channel blocks in Alaska RSA #1. The FCC rules generally prohibit direct or indirect ownership interest in licensees for both
blocks in the same cellular geographic service areas.   Therefore, the
Company will be required to sell one of the channel blocks located in Alaska RSA #1.

     On January 14, 1997, the FCC completed its auction of 1,479 licenses to provide broadband PCS on the D, E and F blocks in the two GHz frequency band. Each license authorizes service on 10 MHz of spectrum in one of 493 Basic Trading Areas, with three licenses awarded in each area. The
Company, through its wholly-owned subsidiary MVI, Corp., was high bidder on eleven licenses in Wisconsin, eight licenses in Michigan, three licenses each in Minnesota and Alaska and one license each in Montana, Iowa and Colorado. The Company's average bid per POP for these licenses was $2.17. These licenses overlap the Company's existing cellular and local exchange properties. The Company continues to evaluate the potential services to be offered within each license area, but anticipates initial deployment of services in some areas to commence in late 1997.
The FCC requires that an adequate signal be provided to at least one-quarter of the population of the licensed area within five years of the license grant. Funds to be used to purchase the PCS licences will be provided from the sale of cellular interests in two properties in Wisconsin.


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

     The NPC was the first submarine fiber optic cable to provide direct service between the U.S. and Japan. In addition, through the Alaska Spur, it provides the first and only digital fiber optic link between Alaska and the lower 48 states. Service between the U.S. and Japan is carried on three, 420 Mbit/s digital fiber optic pairs, providing a total capacity of 1,260 Mbit/s. Service between Alaska and the lower 48 states is carried on one, 420 Mbit/s digital fiber optic pair. On the eastern end, the cable lands at Pacific City, Oregon and Seward, Alaska. From the landing stations, traffic is transmitted to carrier access centers near Portland, Oregon and Anchorage, Alaska for interconnection with digital communications facilities serving the lower 48 states and Alaska and with facilities transmitting traffic to foreign countries. On the western end, the cable lands at Miura, Japan, and traffic is transmitted to IDC's carrier access centers in Tokyo, Yokohama and Osaka for interconnection with Japanese domestic service providers. For service to points beyond Japan, IDC has constructed a 75-mile submarine cable from Miura to Chikura where it interconnects with other international cables. IDC also participates in the Asia Pacific Cable system that links Miura with Hong Kong, Singapore, Taiwan and Malaysia. (See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information about cable outages during 1995.) At December 31, 1996, approximately 59 percent of the cable's 17,010 circuit capacity had been sold.

     PT Transmission provides restoration services for the eastern end of the NPC under the terms of its tariff. In the event of a cable failure, restoration services are provided via a PT Transmission satellite earth station located at Moores Valley, Oregon.

Regulation
----------

     The Company's LECs operate in an industry that is subject to extensive regulation by the FCC and state regulatory agencies. Virtually all services are provided in accordance with tariffs filed with the appropriate regulatory agencies. The telecommunications industry continues to undergo change as a result of a series of regulatory, judicial and Congressional proceedings regarding the deregulation of certain aspects of the industry. The FCC and certain state regulatory agencies are also pursuing alternative forms of regulation that depart from traditional rate-of-return regulation for telecommunications companies such as the Company. These alternatives include opening local exchange franchises to encourage greater competition.

     In 1993, the Wisconsin legislature enacted a new model to manage the transition to a competitive telecommunications marketplace. Telecommunication utilities are permitted to file alternatives to traditional rate-of-return regulation, and the Company's Wisconsin LEC operations received approval of an alternative regulation plan effective July 1, 1996. The plan covers a five-year period and includes a provision that allows the Company to adjust rates within specified parameters if certain quality-of-service and infrastructure-development commitments are met. The alternative regulation plan also included proposed open market initiatives designed to facilitate the introduction of local exchange competition in the Company's Wisconsin service territory.

     On February 8, 1996, President Clinton signed into law the Telecommunications Act of 1996 (the 1996 Act). The 1996 Act addresses a substantial number of telecommunications matters, with a general goal of promoting the development of competitive service provisioning in all telecommunications markets over time, including local exchange services. Among the many issues comprehended by the 1996 Act are those affecting removal of barriers to entry for various geographic and service markets, universal service standards and mechanisms, eligibility for and access to universal service support funding, interconnection and unbundling of telecommunications networks (including exemption, suspensions, and modifications of requirements pertaining thereto for certain classes of carriers), large carrier (Bell Operating Companies) entry into interstate interexchange communications markets, and infrastructure sharing.

     The 1996 Act, which applies generally to the Company, also contains provisions with specific import for the Company's operations. Definitional provisons classify the Company as a "rural telephone company" for certain purposes of the Act. Various of the interconnection and unbundling requirements applicable generally to incumbent local exchange carriers are subject to exemption provisions available to rural telephone companies, which the Company is under the above definition, or to waiver provisions for local exchange companies with less than two percent of the total nationwide access lines, which qualification the Company also meets. The 1996 Act authorizes the establishment of USF to provide support for eligible telecommunications carriers, for which designation the Company believes it will qualify in the future. Management believes these and other provisions will prove consistent with the Company's current and planned operations. The Company recognized USF revenues of $55.1 million in 1996 and anticipates recognition of approximately $56.0 million in 1997.

     With respect to a number of matters, the 1996 Act permits or requires further proceedings by the FCC, or state regulatory commissions, or both. Following the effective date of the 1996 Act, the FCC initiated more than one hundred separate dockets to address various aspects of the 1996 Act's implementation. Also, a Federal-State Joint Board was convened to examine and to make recommendations concerning issues pertaining to future universal service definitions and the establishment of mechanisms for support funding. Independently, a number of state regulatory commissions overseeing the Company's local exchange operations within the states commenced proceedings relating to both the 1996 Act and specific state statutory initiatives and requirements. The Company has participated actively in all major proceedings which are likely to have an impact upon its future operations and financial performance. Additionally, the Company has helped to organize or has participated, or both, in industry organizations in an effort to communicate its views effectively on these various issues.

     The Company believes that the 1996 Act, and the regulatory proceedings deriving therefrom, continue to prove consistent with the long-term strategic plan of the Company. Based in part upon the rural nature of the Company's operations and the recognition currently being accorded to rural serving requirements in the 1996 Act and derivative regulatory proceedings, the Company does not believe that the Act and its associated regulatory interpretations will have a material advese impact on the Company's financial results of operations.

     The Company's cellular interests are regulated by the FCC with respect to the construction, operation and technical standards of cellular systems and the licensing and designation of geographic boundaries of service areas. Certain states also require operators of cellular systems to satisfy a state certification process to serve as cellular operators.

Employees
---------

     At December 31, 1996, the Company had 2,187 employees, approximately 32 percent of whom were members of five different bargaining units. These units are represented by the International Brotherhood of Teamsters, the International Brotherhood of Electrical Workers, Communication Workers of America or the NTS Employee Committee. Relations with represented and non-represented employees continue to be generally good.


Item 2.   PROPERTIES
          ----------

     The telephone properties of the Company's LECs include central office equipment, microwave and radio equipment, poles, cables, rights of way, land and buildings, customer premise equipment, vehicles and other work equipment. Most of the Company's division headquarters buildings, telephone exchange buildings, business offices, warehouses and storage areas are owned by the Company's LECs. Approximately 39 percent of plant assets are pledged to secure long-term debt. In addition, certain of the LECs' microwave facilities, central office equipment and warehouses are located on leased land. Such leases are not considered material, and their termination would not substantially interfere with the operation of the Company's business. (See "Item 1. Business - Telecommunications Operations - Local Exchange Companies" for information regarding the states in which the Company has LEC operations.)

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

     The Company's executive, administrative, purchasing and certain engineering functions are headquartered in Vancouver, Washington. The Company has a 50 percent ownership interest in its headquarters building and, through a long-term lease, occupies approximately 63 percent of the 225,000 square-foot building. The Company owns two mainframe computers and leases most of the other equipment used in conjunction with providing data processing services.


Item 3.   LEGAL PROCEEDINGS
          -----------------

     The Company is a party to various legal claims, actions and complaints, one of which is described below. Although the ultimate resolution of legal proceedings cannot be predicted with certainty, management believes that disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

     On September 27, 1995, holders of a majority of the approximately 5.3 million shares of outstanding common stock held by minority shareholders of the Company voted in favor of the merger of a wholly-owned subsidiary of Holdings into the Company. As a result of the merger, the common stock held by minority shareholders was converted into the right to receive $30.00 per share in cash, other than shares as to which dissenters' rights were perfected. Former minority shareholders of the Company who owned approximately 26 percent of the total outstanding shares held by minority shareholders filed notices with the Company asserting dissenters' rights in connection with the merger. Certain of these shareholders have also asserted that the fair value of the Company's common stock, to which they will be entitled under the dissenters' rights provisions of the Washington Business Corporation Act (WBCA), is substantially in excess of the $30.00 per share paid to the minority shareholders who did not dissent. The process for judicial resolution of dissenting shareholder proceedings is governed by the provisions of the WBCA. On February 12, 1996, the Company filed a petition with the Superior Court of Washington for Clark County in accordance with these provisions (Pacific Telecom, Inc. v. Gabelli Funds,
                                  ---------------------------------------
Inc. et. al., Superior Court of Washington for Clark County).  Each of the
------------
dissenters filed an answer in late March 1996. The dissenters transferred the case to federal district court in Tacoma, Washington, where it is now pending. The number of shares originally at issue was 1,343,995; however, 13 dissenters, representing 460,800 shares, agreed to accept $30.00 per share and will be dismissed from the case. As part of the dissenters' pre-trial disclosures, the Company was advised that expert testimony to be offered by the dissenters will be to the effect that the fair value per share of the Company's common stock as of the date of the merger was in the range of $43.56 to $50.20. Trial is scheduled for April 14, 1997.



                                 PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS
         -------------------------------------------------

     There is no public market for the Company's common stock. All of the Company's outstanding common stock is owned by Holdings. Dividends are normally declared and paid on a quarterly basis. For 1996 and 1995, dividends paid totalled $52,816,000 and $52,267,000, respectively.


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS *
         -------------------------------------------------

     The Company is continuing with its strategy of focusing resources on providing local exchange telephone services in rural and suburban markets. In late 1995 and during 1996, the Company signed definitive agreements to purchase local exchange telephone properties and operations representing approximately 70,400 access lines and cellular operations representing 6,800 customers. The year ended December 31, 1995 can be best described as a transition year, as the Company successfully exited the long distance business in Alaska and redeployed the proceeds from the divestiture into LEC assets. During 1995, the Company closed three acquisitions of local exchange properties with USWC in Colorado, Washington and Oregon. Assets representing 94 exchanges serving approximately 90,000 access lines were purchased for an aggregate of approximately $376.3 million. See Note 14 to Consolidated Financial Statements included in Item 8 hereof for information concerning the USWC asset acquisitions.

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

     The Company operates predominately in the telecommunications industry through local exchange operations, providing switched and non-switched voice and data communication services, and access to its networks to interexchange carriers. The Company had provided long lines operations until August 7, 1995, when Alascom was sold. The Company is involved with cellular operations which generate revenues from retail and foreign roamer cellular services, as well as from management of cellular properties for other owners. The Company is also engaged in the operation and maintenance of the NPC. Revenues from this cable project are recognized from the sale of capacity on the primary cable and backhaul system and from maintenance and restoration services provided for the system. In 1996, 86 percent of consolidated operating revenues were contributed by local exchange companies, eight percent by cellular operations, five percent by cable and backhaul capacity sales and related cable services and one percent by other activities. Certain revenues from the Company's rate of return regulated operations are based on estimates that are subject to subsequent adjustments in future accounting periods as refined operational information becomes available.



----------------------------------
     * Pursuant to General Instruction J (1)(a) and (b) of Form 10-K, the Company is substituting a management's narrative analysis of results of operations for Item 7.

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

     The Company's net income for the year ended December 31, 1996 was $75.3 million, a decrease of 46 percent compared to net income of $139.6 million in 1995. This decrease was attributable to the after-tax gain on the sale of Alascom of $66.4 million in 1995. Operating income declined four percent or $6.6 million in 1996 compared to 1995 due to the $36.9 million decrease relating to the sale of Alascom. Most of the operating income decline was offset by the acquisition of local exchange assets in Colorado, Washington and Oregon, internal access line growth, revised local exchange revenue estimates for prior years and cellular customer growth. Operating revenues for 1996 were $521.1 million, a decrease of $119.0 million, or 19 percent, compared to 1995. Operating expenses in 1996 were $362.4 million, a decrease of $112.4 million, or 24 percent, compared to 1995. The local exchange acquisitions completed during 1995 had served to increase both operating revenues and expenses, and substantially replace operating income that had been provided by Alascom. However, with the sale of Alascom, the presentation of long distance network services and access expense tend to distort a year to year comparison of revenue and expenses.

     The following table summarizes the effects of the sale of Alascom in August 1995 and the acquisition of LEC assets in 1995 on operating income for the period ended December 31, 1996, when compared to 1995. Other variances are footnoted below:

                                     Year          Alascom       Variance                Year
                                    Ended       Seven Months      due to                Ended
                                 December 31,  Ended July 31,      LEC               December 31,
                                     1995           1995       Acquisitions Other        1996
                                 ------------  --------------  ------------ -----    ------------
                                                            (in millions)
Operating revenues:
   Local network service            $120.5                        $  7.5    $12.9 (a)   $140.9
   Network access service            223.7                          32.9      2.5 (b)    259.1
   Long distance network service     150.1        $(148.9)            .3       .1          1.6
   Private line service               34.3          (34.3)                                 -
   Sales of cable capacity             3.4                                    5.0 (c)      8.4
   Cellular                           33.9                                   10.1 (d)     44.0
   Other                              74.2           (9.9)           1.8      1.0         67.1
                                     -----          -----           ----     ----        -----
      Total operating revenues       640.1         (193.1)          42.5     31.6        521.1
                                     -----          -----           ----     ----        -----

Operating expenses:
   Plant support                     112.4          (26.3)           5.1                  91.2
   Depreciation and amortization     105.8          (19.6)          11.7      4.4 (e)    102.3
   Leased circuits                    20.9          (16.3)            .1     (2.2)(f)      2.5
   Access expense                     53.0          (53.0)                                 -
   Other operating expense            37.9           (9.3)           1.1      1.4 (g)     31.1
   Cost of cable sales                 2.2                                    4.5 (h)      6.7
   Customer operations                58.4          (15.8)            .7      2.1 (i)     45.4
   Administrative support             68.3          (14.8)           3.3      6.8 (j)     63.6
   Taxes other than income taxes      15.9           (1.1)           2.4      2.4 (k)     19.6
                                     -----          -----           ----     ----        -----
      Total operating expenses    `  474.8         (156.2)          24.4     19.4        362.4
                                     -----          -----           ----     ----        -----

Operating income                    $165.3         $(36.9)         $18.1    $12.2       $158.7
                                     =====          =====           ====     ====        =====

(a) Revenue from enhanced services, such as caller name and number identification, voice messaging, automatic call back, auto recall and call trace, of $4.1 million, revenue from LEC access line growth of $6.1 million, LEC installation related charges of $1.0 million due to customer growth and certain rate increases and extended area services of $1.0 million accounted for most of the $12.9 million increase in local network service revenue.

(b) Network access service revenue grew by $2.5 million, with $3.4 million resulting from access line growth and higher minutes of use and $2.8 million resulting from revised LEC revenue estimates for prior years. This increase was partially offset by decreased Universal Service Fund (USF) support of $3.9 million. The national average cost per access line to provide service to rural telephone customers (the USF benchmark) increased while the Company's cost per access line increased at a rate below the national average. This caused a slight decrease in the USF support received per access line.


(c) Sales of cable capacity increased $5.0 million due to additional circuit sales.

(d) Cellular revenue grew $10.1 million due to growth in customers and increased roamer revenues.

(e) Depreciation expense was higher by $4.4 million, which included $3.4 million due to increased LEC depreciable plant balances and $.7 million due to growth in cellular operations.

(f) Leased circuits expense decreased $2.2 million in 1996 mainly due to the cable outage restoration services provided in February and May 1995.

(g) Other operating expense increased $1.4 million primarily due to growth in cellular operations.

(h) Cost of cable sales increased by $4.5 million due to additional circuit sales.

(i) Customer operations expense grew $2.1 million, which included $1.1 million due to growth in cellular operations and $.9 million due to LEC customer growth.

(j) Administrative support increased $6.8 million mainly due to customer growth, systems development and acquisition activities.

(k) Taxes other than income taxes increased $2.4 million mainly due to higher property valuations and growth in excise taxes due to increased LEC revenues.

     Other expense - net was $36.0 million in 1996 compared to other income - net of $21.3 million in 1995. Gain on sale of subsidiaries and investments included pre-tax gains on cellular properties of $3.7 million in 1996 and the pre-tax gain on the sale of Alascom of $66.5 million in 1995. Other expense was lower in 1996 due to higher cellular and LEC equity income of $2.7 million and because 1995 included $1.5 million of costs relating to Holdings' offer to purchase the minority interest in the Company.


INCOME TAXES
------------
(in millions, except percentages)
                                      1996     1995
                                     -----    -----
Income tax expense                   $47.5    $47.0
Effective income tax rate             38.7%    25.2%


     Income tax expense increased due to higher taxable income. The financial statement gain on the sale of Alascom in 1995 was recorded without federal or state income tax expense, because the tax basis in Alascom was greater than the selling price. This caused the effective tax
rate to decline in 1995.   Excluding the sale of Alascom, the Company's
effective tax rate would have been 39.1 percent in 1995. See Note 6 to the Consolidated Financial Statements for an explanation of the tax impact of the gain on the sale of Alascom.

LIQUIDITY AND CAPITAL RESOURCES

-------------------------------
(in millions)
                                       Plan 1997     1996     1995
                                       ---------     ----     ----
Capital expenditures:
   Local exchange companies               $126       $113     $106
   Long Lines                                -          -        7
   Cellular                                  7          6        7
   Other                                     4          3        2
                                           ---        ---      ---
     Total capital expenditures           $137       $122     $122
                                           ===        ===      ===
Acquisitions - LEC                        $432       $  -     $368
                                           ===        ===      ===
Acquisitions - PCS                        $ 10       $  -     $  -
                                           ===        ===      ===

     Planned acquisitions during 1997 include the purchase of assets or operations in Minnesota, Michigan, Fairbanks, Alaska and other acquisitions for an aggregate $252 million, which includes a $5 million escrow payment made during 1995, escrow payments totalling $2 million made during 1996, and approximately $20 million for cash to be acquired in the acquisitions. Also included in planned acquisitions in 1997 are $200 million for asset purchases not yet identified and that may not be completed before year end. The Company plans to fund these acquisitions with medium-term note issuances, internally generated cash and short-term debt. If all the planned acquisitions close during 1997, debt as a percentage of total capitalization is anticipated to be 53 percent by year end 1997.


CAPITAL EXPENDITURES
--------------------

     The Company's capital expenditures during 1996 were funded through internally generated cash of $197 million. The acquisitions in 1995 were funded primarily by proceeds from the sale of Alascom and borrowings under the Series B Medium-term Notes program. The Company expects to fund its capital expenditures in 1997 primarily through internally generated cash. Capital expenditures during 1996 related mainly to network upgrades and growth in the Company's operations. Significant network upgrades were made during 1996 to acquired LEC assets.


ACQUISITIONS
------------

     The Company has a stated objective of growing its local exchange operations through internal growth and acquisitions. The Company intends to pursue acquisitions of independent telephone companies, and to participate in the rural divestiture strategy of USWC and other large regional holding companies. While the Company's primary goal is to acquire properties in its current operating states, it would consider entering new states if an acquisition opportunity were of sufficient size. The Company believes that significant economies of scale and associated cash flow benefits can be generated by acquiring new properties and integrating them into the Company's administrative and operations structure. See Notes 13 and 14 to Consolidated Financial Statements included in Item 8 hereof for information concerning the asset and operation acquisitions that were completed in 1995 and those that are pending in 1997, respectively.


DISPOSITIONS
------------

     In February 1997, the Company sold its cellular interests in Brown County (Wisconsin) and Wisconsin RSA 10 for net cash proceeds of $10.3 million and a net gain of $.1 million. Proceeds of the sale will be used to purchase PCS licenses. See Item 1. "Business - Telecommunications Operations - Cellular" for information concerning PCS license purchases.

     See Notes 5 and 15 to Consolidated Financial Statements included in
Item 8 hereof for information concerning the sales of cellular properties and the sale of Alascom.


LONG-TERM AND SHORT-TERM DEBT
-----------------------------
(in millions, except percentages)
                                                    December 31,
                                              ------------------------
                                               1996              1995
                                               ----              ----

Long-term debt                                $527.9            $459.5
Short-term debt                                 18.0              90.0
Currently maturing long-term debt               15.8               5.5
                                               -----             -----
                                              $561.7            $555.0
                                               =====             =====
Debt as a percent of total capitalization       41.4%             41.8%
                                               =====             =====

     In January 1996, the Company established a $200 million Series C Medium-term Notes program. During 1996, the Company issued $133.5 million of such notes and used the proceeds primarily to repay short-term debt. The remaining $66.5 million will be used primarily to fund future acquisitions.

     The Company has access to funds through its $300 million revolving credit agreement which terminates in November 1999. At December 31, 1996, no borrowings were outstanding under this agreement. (See Note 11 to Consolidated Financial Statements included in Item 8 hereof.) The revolving credit agreement also serves as backup for a $100 million commercial paper program, under which no borrowings were outstanding at December 31, 1996. The Company had $43 million outstanding under other available banking arrangements at December 31, 1996. Short-term borrowings from other available banking arrangements of $25 million have been classified as long-term debt at December 31, 1996 based on management's intent and the Company's ability to support this debt on a long-term basis. The Company is currently engaged in negotiations to replace the existing credit agreement with a comparable facility.

     At December 31, 1996, the Company had approval from the Rural Telephone Bank to borrow $15.8 million in additional Rural Utilities Service debt for certain construction projects.

     Any temporary cash or liquidity requirements during 1997 will be met through utilization of funds available under the revolving credit agreement or temporary advances from Holdings. (See Note 2 to Consolidated Financial Statements included in Item 8 hereof.) Long-term liquidity requirements will be met through utilization of funds available under the revolving credit agreement or the Series C Medium-term Notes program. Cash needed to pay dissenters' rights is to be provided by Holdings. (See Note 2 to Consolidated Financial Statements included in
Item 8 hereof.)


REGULATION
----------

     See Item 1. "Business - Regulation" for information concerning regulation.


FORWARD-LOOKING STATEMENTS
--------------------------

     The information in the tables and text in this document include certain forward-looking statements that involve a number of risks and uncertainties that may influence the financial performance and earnings of the Company and its subsidiaries. When used in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," the words "estimates", "expects", "anticipates", "forecasts", "plans", "intends" and variations of such words, and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. There can be no assurance the results predicted will be realized. Actual results will vary from those represented by the forecasts, and those variations may be material.

     The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: utility commission practices; regional economic conditions; environmental, regulatory and tax legislation; technological developments in the telecommunications industry; and the cost of debt and equity capital. Any forward-looking statements issued by the Company should be considered in light of these factors.


 Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
            -------------------------------------------


INDEPENDENT AUDITORS' REPORT


To the Directors and Shareholder of Pacific Telecom, Inc.:

We have audited the accompanying consolidated balance sheets of Pacific Telecom, Inc. and its subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholder's equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements represent fairly, in all material respects, the financial position of Pacific Telecom, Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP

Portland, Oregon
January 27, 1997

                          PACIFIC TELECOM, INC.
                    CONSOLIDATED STATEMENTS OF INCOME

                                              Year Ended December 31,
                                         --------------------------------
                                           1996        1995        1994
                                           ----        ----        ----
                                                  (In thousands)
OPERATING REVENUES:
 Local network service                   $140,870    $120,512    $ 96,944
 Network access service                   259,110     223,723     168,530
 Long distance network service              1,606     150,064     271,977
 Private line service                          -       34,270      58,193
 Sales of cable capacity                    8,353       3,419       4,567
 Cellular                                  44,043      33,884      23,642
 Other                                     67,148      74,263      72,533
                                          -------     -------     -------
         Total operating revenues         521,130     640,135     696,386
                                          -------     -------     -------

OPERATING EXPENSES:
 Plant support                             91,163     112,350     117,694
 Depreciation and amortization (Note 3)   102,292     105,828     100,879
 Leased circuits                            2,509      20,933      26,618
 Access expense (Note 2)                       -       53,002      92,929
 Other operating expense                   31,066      37,876      35,116
 Cost of cable sales                        6,688       2,205       2,977
 Customer operations                       45,482      58,486      64,204
 Administrative support                    63,623      68,294      75,616
 Taxes other than income taxes             19,575      15,850      15,712
                                          -------     -------     -------
         Total operating expenses         362,398     474,824     531,745
                                          -------     -------     -------

OPERATING INCOME                          158,732     165,311     164,641
                                          -------     -------     -------

OTHER INCOME (EXPENSE):
 Interest expense                         (40,823)    (42,316)    (34,754)
 Interest income                            3,471       2,798       1,716
 Gain on sale of subsidiaries and
  investments (Notes 5 and  15)             3,705      66,526       2,073
 Minority interest                         (2,398)     (1,298)       (975)
 Other                                         44      (4,445)    (10,536)
                                          -------     -------     -------
         Other income (expense) - net     (36,001)     21,265     (42,476)
                                          -------     -------     -------

INCOME BEFORE INCOME TAXES                122,731     186,576     122,165
INCOME TAXES (NOTE 6)                      47,454      47,012      40,766
                                          -------     -------     -------
NET INCOME                               $ 75,277    $139,564    $ 81,399
                                          =======     =======     =======



The accompanying notes are an integral part of these financial statements.

                          PACIFIC TELECOM, INC.
                       CONSOLIDATED BALANCE SHEETS



                                                         December 31,
                                                    ----------------------
                                                        1996        1995
                                                        ----        ----
                                                         (In thousands)
ASSETS
Current assets:
 Cash and temporary cash investments                $    9,421  $    6,331
 Accounts receivable                                    97,705      81,528
 Accounts and notes receivable - affiliates (Note 2)    62,345      41,234
 Material and supplies (at average cost)                 8,676       7,082
 Inventory - North Pacific Cable                        53,883      60,571
 Other                                                   6,428       9,522
                                                     ---------   ---------

          Total current assets                         238,458     206,268

Investments (Note 9)                                   131,621     124,555

Plant in service:
 Telecommunications (Note 3)                         1,631,443   1,570,262
 Other                                                  22,444      22,655
 Less accumulated depreciation                         721,462     678,328
                                                     ---------   ---------
                                                       932,425     914,589
 Construction work in progress                          16,140      13,970
                                                     ---------   ---------
Net plant                                              948,565     928,559


Intangible assets - net                                365,451     378,214

Deferred charges                                        17,713      16,528
                                                     ---------   ---------

          Total assets                              $1,701,808  $1,654,124
                                                     =========   =========





The accompanying notes are an integral part of these financial statements.

                           PACIFIC TELECOM, INC.
                        CONSOLIDATED BALANCE SHEETS




                                                          December 31,
                                                    ----------------------
                                                      1996          1995
                                                      ----          ----
                                                         (In thousands)



LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
 Currently maturing long-term debt (Note 11)      $   15,813    $    5,535
 Notes payable (Note 10)                              18,000        90,000
 Accounts payable                                     48,138        48,395
 Accrued liabilities                                  52,788        58,736
 Dissenters' rights (Note 2)                          27,930        27,930
 Accrued access and unearned revenue                   7,216         8,354
                                                   ---------     ---------

       Total current liabilities                     169,885       238,950

Long-term debt (Note 11)                             527,906       459,502

Deferred income taxes (Note 6)                       152,116       126,539

Unamortized investment tax credits                     5,203         6,929

Other long-term liabilities                           51,607        48,502

Minority interest                                     17,216        18,288

Shareholder's equity:
 Common stock - stated value, 1996 and 1995 -
  $1.00 (Note 2)
     - authorized, 200,000,000 shares
     - outstanding, 1996 and 1995 - 100 shares            -             -
 Additional paid-in capital                          225,943       225,943
 Retained earnings (Note 11)                         551,932       529,471
                                                   ---------     ---------

       Total shareholder's equity                    777,875       755,414

 Commitments and contingencies (Notes 4 and 13)           -             -
                                                   ---------     ---------

       Total liabilities and shareholder's equity $1,701,808    $1,654,124
                                                   =========     =========



The accompanying notes are an integral part of these financial statements.

                          PACIFIC TELECOM, INC.
                  CONSOLIDATED STATEMENTS OF CHANGES IN
                          SHAREHOLDER'S EQUITY

                                    Common       Additional    Unearned                 Total
                                     Stock        Paid-in       Stock     Retained Shareholder's
                                 ---------------
                                Shares   Amount    Capital   Compensation Earnings     Equity
                                ------  -------  ----------  ------------ -------- -------------
                                                          (In thousands)
BALANCE, JANUARY 1, 1994         39,609  $19,805   $205,985       $(143)   $413,064     $638,711

Shares issued for benefits           13        6        293                                  299

Share purchases                       (2)      (1)       (47)                                (48)

Unearned stock compensation  (Note 7)                              (299)                    (299)

Net income                                                                   81,399       81,399

Cash dividends                                                              (52,289)     (52,289)
                                 ------  -------    -------         ---     -------      -------

BALANCE, DECEMBER 31, 1994       39,620   19,810    206,231        (442)    442,174      667,773

Shares issued for benefits           26       13        792                                  805

Share purchases                     (30)     (15)      (882)                                (897)

Minority buy-out and
   reverse merger (Note 2)      (39,616) (19,808)    19,808                                   -

Share retirements                                       (16)                                 (16)

Unearned stock compensation
 (Note 7)                                                10         442                      452

Net income                                                                  139,564      139,564

Cash dividends                                                              (52,267)     (52,267)
                                 ------  -------    -------         ---     -------      -------

BALANCE, DECEMBER 31, 1995           -        -     225,943          -      529,471      755,414

NET INCOME                                                                   75,277       75,277

CASH DIVIDENDS                                                              (52,816)     (52,816)
                                 ------  -------    -------         ---     -------      -------

BALANCE, DECEMBER 31, 1996           -   $    -    $225,943        $ -     $551,932     $777,875
                                 ======  =======    =======         ===     =======      =======

The Company has 152,000 shares of $25 stated value, six percent cumulative Preferred Stock authorized, but no shares are outstanding.

The accompanying notes are an integral part of these financial statements.

                           PACIFIC TELECOM, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Year Ended December 31,
                                                                    ----------------------------
                                                                       1996     1995      1994
                                                                       ----     ----      ----
                                                                           (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                        $ 75,277  $139,564  $ 81,399
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                   111,508   114,282   107,784
      Deferred income taxes and investment tax credits, net            22,296    24,515   (62,329)
      Gain on sale of subsidiaries and investments                     (3,705)  (66,526)   (2,073)
      Gains from unconsolidated entities, net                          (6,030)   (3,350)   (3,135)
      Accounts receivable and other current assets                    (10,868)  (46,165)   (8,089)
      Inventory - North Pacific Cable                                   6,689     2,206     2,977
      Accounts payable and accrued liabilities                         (3,277)   (5,430)   22,168
      Other                                                             5,147    (6,049)    2,666
                                                                      -------   -------   -------
        Net cash provided by operating activities                     197,037   153,047   141,368
                                                                      -------   -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Construction expenditures                                         (122,387) (121,753) (148,248)
   Cost of businesses acquired                                             -   (368,348)       -
   Investments in and advances to affiliates                           (5,118)   (7,321)   (4,726)
   Proceeds from Alaska restructuring (Note 15)                            -    235,076   105,000
   Proceeds from sales of assets                                        5,821     3,985    17,656
                                                                      -------   -------   -------
        Net cash used by investing activities                        (121,684) (258,361)  (30,318)
                                                                      -------   -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Increase (decrease) in short-term debt                             (72,000)   82,023    (3,190)
   Change in affiliated notes                                         (26,131)      459        -
   Proceeds from issuance of long-term debt                           135,239   153,810     8,006
   Purchase of common stock                                                -       (897)      (48)
   Dividends paid                                                     (52,816)  (52,267)  (52,289)
   Payments of long-term debt                                         (56,555)  (81,366)  (58,507)
                                                                      -------   -------   -------
        Net cash provided (used) by financing activities              (72,263)  101,762  (106,028)
                                                                      -------   -------   -------

INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS              3,090    (3,552)    5,022

CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF YEAR                6,331     9,883     4,861
                                                                      -------   -------   -------

CASH AND TEMPORARY CASH INVESTMENTS AT END OF YEAR                   $  9,421  $  6,331  $  9,883
                                                                      =======   =======   =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Interest paid during the year                                      $40,030   $40,688  $ 36,692
   Income taxes paid during the year                                   17,911    33,736   102,324

NONCASH INVESTING ACTIVITIES:

   Liabilities disposed of in connection with the sale of subsidiaries     -     85,668        53
   Common stock issued in connection with employee benefits                -        805       299

The accompanying notes are an integral part of these financial statements.

                           PACIFIC TELECOM, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 (a) Basis of presentation -- The consolidated financial statements include the accounts of Pacific Telecom, Inc. (PTI) and its subsidiaries (Company). The equity method is used to account for those affiliated companies in which the Company exerts significant influence through management agreements or ownership of 20 to 50 percent and for all cellular partnerships in which a Company subsidiary is a partner. All appropriate intercompany transactions and balances have been eliminated. The 1995 and 1994 consolidated financial statements reflect certain reclassifications to conform to the 1996 presentations.

 (b) Industry segmentation -- Although regulatory requirements impose structural separation in its operations, the Company operates predominately in the telecommunications industry through local exchange operations providing switched and non-switched voice and data communication services.

 (c) Regulatory authorities -- The accounting policies of the Company are in conformity with the requirements of the Federal Communications Commission (FCC) and the regulatory agencies of the various states in which the Company operates. The Company prepares its financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Accounting under SFAS 71 is appropriate as long as: rates are established by or subject to approval by independent, third-party regulators; rates are designed to recover the specific enterprise's cost-of-service; and in view of demand for service, it is reasonable to assume that rates are set at levels that will recover costs and can be collected from customers.

 (d) Telecommunications plant -- Telecommunications plant is stated at cost. Additions to plant include direct costs and related indirect charges. Depreciation and amortization are provided using the straight-line method based on the estimated service lives of the various classes of depreciable assets. Amounts charged to operations for depreciation expense reflect methods prescribed by regulators in the Company's regulated operations and, given the Company's operating environment, do not materially differ from estimated useful life determinations used to calculate depreciation estimates of the Company's nonregulated operations. These depreciation estimates and methods are applied consistently in both regulated and public financial presentations. The composite depreciation rate for depreciable telecommunications plant was 6.2 percent in 1996,
         6.1 percent in 1995 and 6.4 percent in 1994.

 (e) Interest during construction -- In accordance with regulatory requirements, the Company's regulated subsidiaries capitalize debt costs applicable to their construction projects. Interest capitalized during 1996 and 1995 was $470,000 and $231,000, respectively.

 (f) Asset impairments -- In December 1995, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable assets to be disposed of. The Company evaluated its assets based on this standard and concluded that no assets qualified as impaired and consequently no adjustments were required.

 (g) Cash and cash equivalents -- The Company considers all investments with original maturities less than 90 days to be cash equivalents.

 (h) Income taxes -- The Company uses the liability method of accounting for income taxes, which requires that deferred income taxes be provided for all differences between the financial statement and tax bases of assets and liabilities. Deferred income taxes result primarily from differences between the financial statement and tax bases of depreciable assets and certain acquired assets, as well as employment related expenses not currently deductible.

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

 (i) Intangible assets -- These costs are primarily for franchises of local exchange and cellular companies acquired and goodwill recorded from such acquisitions and are being amortized generally over 40 years. Accumulated amortization of these costs at December 31, 1996 and 1995 was $53,359,000 and $42,703,000, respectively. Intangible assets relating to nonconsolidated investments are included in "Investments" on the balance sheet (Note 9).

 (j) Inventory -- Inventory on the North Pacific Cable represents the construction costs for the cable, which are carried at lower of cost or market and charged to income on an average cost per unit basis as capacity in the cable is sold.

 (k) Software capitalization -- The Company capitalizes initial operating system software development costs and expenses subsequent additions or modifications to operating system software. The Company also capitalizes application software that is purchased at a cost of $10,000 or more and with a useful life in excess of one year.

 (l) Accrued access and unearned revenue -- Advance billings creditable to revenue accounts in future months and advance payments made by prospective customers prior to establishment of services are recorded in accrued access and unearned revenue until the service is rendered or cleared from this account as refunds are made.

 (m) Revenue recognition -- The Company's subsidiaries participate in access revenue pools for certain interstate and intrastate revenues, which are initially recorded based on estimates. Certain network access revenues are estimated under cost separations procedures that base revenues on current operating costs and investments in facilities to provide such services. These estimates are subject to subsequent adjustment in future accounting periods as refined operational information becomes available.

 (n) Use of estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

 (o) Regulatory assets and liabilities -- In accordance with SFAS 71, the Company's LEC operations capitalize certain costs (regulatory assets) in accordance with regulatory authority whereby those costs will be expensed and recovered in future periods. At December 31, 1996 and 1995, the Company had $502,000 and $704,000, respectively, in regulatory assets and $5,873,000 and $8,900,000, respectively, in regulatory liabilities on its balance sheet. The regulatory assets were included in "Deferred charges" and the regulatory liabilities were included in "Other long-term liabilities." The regulatory assets arose from the income tax benefits provided to current ratepayers for pre-1987 tax deductible expenses that were capitalized on the books of the Company and for which no deferred taxes were provided. These regulatory assets are being reduced as the capitalized amounts are depreciated on the books and those expenses are recovered. The regulatory liabilities are made up of three items. The first relates to the excess deferred taxes that resulted from a reduction in the Federal tax rate from 46 percent to 35 percent. This excess will not be paid to the Federal government, but rather will reduce future revenue requirements from customers over the average life of the assets that generated the difference. The second item in the regulatory liability is the tax savings resulting from this reduced revenue requirement created by the amortization of the excess deferred taxes. The final item is a similar reduction in revenue requirements due to the tax savings resulting from amortization of deferred investment tax credits.


NOTE 2.  TRANSACTIONS WITH RELATED PARTIES

         The Company is a wholly-owned subsidiary of PacifiCorp Holdings, Inc. (Holdings), which is a wholly-owned subsidiary of PacifiCorp. On September 27, 1995, holders of a majority of the approximately 5.3 million shares of outstanding common stock held by minority shareholders voted in favor of the merger of a wholly-owned subsidiary of Holdings into the Company. As a result of the merger, the common stock held by minority shareholders (other than shares as to which dissenters' rights were perfected) were converted into the right to receive $30.00 per share in cash, and the Company became a wholly-owned subsidiary of Holdings with 100 shares of no par value common stock outstanding. At December 31, 1996, a liability in the amount of $27,930,000 included amounts to be paid to dissenters in the merger based on $30.00 per share fair value for shares and accrued interest at a rate equal to 5.97 percent per annum. The Company also recorded a receivable from Holdings in the amount of the accrued liability to dissenters.

 (a) Notes payable -- The Company has an agreement that permits temporary cash advances to or from Holdings at short-term borrowing rates (Note 10). Interest expense on borrowings from Holdings was $10,000 in 1996. There were no borrowings from Holdings in 1995 and 1994. Interest income related to cash advances to Holdings was $1,660,000 in 1996, $577,000 in 1995
         and $777,000 in 1994. Interest income for 1996 and 1995 mainly relates to the note receivable from Holdings for estimated amounts due dissenters.

 (b) Long-term debt -- At December 30, 1996, the Company issued Series C Medium-term Notes in the amount of $33,499,000 to PacifiCorp Environmental Remediation Company, a wholly-owned subsidiary of Holdings. Holding has agreed to pay the Company a fee of $10,000 annually for each year the notes are outstanding. See Note 11 for additional information relating to these notes.

 (c) Accounts and notes receivable - affiliates -- These amounts generally represent billings to affiliates for services provided by the Company. The 1996 and 1995 amounts primarily reflect the amount due from Holdings for estimated amounts due dissenters' and a tax refund receivable from Holdings. In 1996, the amount also represents cash advances to Holdings of $26,131,000.

 (d) Access expense -- The long lines subsidiary sold during 1995 recognized approximately $10,001,000 for the first seven months of 1995 and $18,332,000 in 1994 of interstate and intrastate access expense related to the Company's local exchange companies in Alaska. Due to the tariffed nature of these charges, the amounts were recorded as network access service revenues by the local exchange companies and have not been eliminated in the consolidated financial statements.

 (e) Income taxes -- The Company participates with PacifiCorp in filing consolidated income tax returns. The Company's income tax provisions are based on a separate company calculation of income taxes.

 (f) Management fees -- The Company pays PacifiCorp a management fee for administrative services PacifiCorp provides to the Company. Management fees paid to PacifiCorp were $2,214,000 in 1996, $1,289,000 in 1995 and $871,000 in 1994.

 (g) The Company rents its headquarters building from a 50 percent owned partnership. Annual rent was $1,661,000 in 1996, 1995 and 1994, 50 percent of which was included in administrative support.


NOTE 3.  TELECOMMUNICATIONS PLANT IN SERVICE

         The balances by category of Telecommunications Plant in Service at December 31 are (in thousands):
                                       Average
                                      Remaining
                                        Life          1996          1995
                                      ---------    ---------     ---------
 Central Office Equipment                13       $  560,841    $  520,810
 Poles, Cable and Conduit                20          874,308       826,075
 Building and Towers                     29           85,116        91,331
 Other                                   11          111,178       132,046
                                                   ---------     ---------

      Total Telecommunications Plant in Service   $1,631,443    $1,570,262
                                                   =========     =========

         Depreciation expense was $97,131,000, $101,966,000 and $97,784,000 for 1996, 1995 and 1994, respectively. Depreciation expense declined in 1996 relating to the sale of Alascom, Inc. (Alascom) in 1995. This was partially offset by increases related to acquisitions.



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

     Year Ending December 31,
     ------------------------

            1997                                                $17,442
            1998                                                 11,786
            1999                                                  5,423
            2000                                                  3,158
            2001                                                  2,265
            2002 and beyond                                       4,765
                                                                 ------

              Total minimum lease and maintenance payments      $44,839
                                                                 ======

         Rent expense approximated $16,960,000 in 1996, $36,591,000 in 1995 and $41,688,000 in 1994. These amounts included rent expense for Alascom of $17,939,000 in 1995 and $28,148,000 in 1994.

NOTE 5.  SALE OF SUBSIDIARIES

         During 1996, the Company sold several cellular properties.
 These transactions resulted in proceeds of $5,286,000 and after-tax gains of $2,269,000.

         See Note 15 for information regarding the sale of Alascom to AT&T Corp. (AT&T) in August 1995.

         On April 29, 1994, the Company completed the sale of PTI
 Harbor Bay, Inc. and Upsouth Corporation, to IntelCom Group, Inc. for 1,183,147 shares of IntelCom common stock and $200,000 in cash. On October 17, 1994, the Company sold its IntelCom stock. Cash proceeds of $15,934,000 and a gain of $1,007,000, net of tax and selling expenses, were recognized in 1994.


NOTE 6.  INCOME TAXES

         The Company's effective combined state and federal income tax rate was 38.7 percent in 1996, 25.2 percent in 1995 and 33.4 percent in 1994. The difference between taxes calculated as if the statutory federal tax rate of 35 percent were applied to pre-tax income and the recorded tax expense is due to the following:

                                                  Year Ended December 31,
                                                 ------------------------
                                                  1996     1995     1994
                                                  ----     ----     ----
                                                      (in thousands)

 Tax expense at statutory rates                 $42,955  $65,302  $42,758
 State income taxes                               6,639   14,491    1,702
 Federal benefit of state income taxes           (2,324)  (5,072)    (596)
 Amortization of investment tax credits          (1,714)  (3,098)  (4,355)
 Amortization of excess deferred income taxes      (595)    (451)  (1,776)
 Amortization of acquisition costs in excess
  of equity                                       2,056    2,018    2,086
 Alascom gain (a)                                    -   (23,278)      -
 Other                                              437   (2,900)     947
                                                 ------   ------   ------
   Recorded tax expense                         $47,454  $47,012  $40,766
                                                 ======   ======   ======

 Income tax expense consisted of:

 Taxes currently provided                       $25,158  $22,497 $103,095
 Deferred income taxes (b)                       24,010   27,613  (57,974)
 Investment tax credits                          (1,714)  (3,098)  (4,355)
                                                 ------   ------  -------
                                                $47,454  $47,012 $ 40,766
                                                 ======   ======  =======

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

         The tax effect of significant items comprising the Company's net deferred tax liability are as follows:

                                        Year Ended December 31,
                                        -----------------------
                                          1996           1995
                                          ----           ----
                                            (in thousands)
 Deferred tax liabilities:
  Plant in service                      $124,324       $ 94,602
  Cellular acquisition adjustments        43,388         45,224
 Deferred tax assets:
  Employment related liabilities         (13,736)       (12,243)
  Valuation adjustments                      581         (3,902)
  Reserve for self insurance              (2,848)        (3,808)
  Other                                   (2,388)         2,661
                                         -------        -------
     Net deferred tax liability         $149,321       $122,534
                                         =======        =======

 Noncurrent tax liabilities             $152,116       $126,539
 Current tax assets                       (2,795)        (4,005)
                                         -------        -------
                                        $149,321       $122,534
                                         =======        =======

NOTE 7.  PENSION PLAN

         Substantially all employees of the Company, except those who are members of one local of the International Brotherhood of Electrical Workers (IBEW), are covered under the Company's pension plan. The Company recognized costs of $1,173,000, $1,074,000 and $1,065,000 in
 1996, 1995 and 1994, respectively, for contributions to the IBEW pension plans and $1,747,000 and $3,110,000 in 1995 and 1994, respectively, for contributions to the International Brotherhood of Teamsters. With the sale of Alascom in August 1995, the Company has no further obligation to pay for pension benefits of employees represented by the International Brotherhood of Teamsters. The Company's plan provides benefits based upon an employee's total years of service and the highest five years compensation during the last 10 years of service. The Company's policy is to fund annually up to the maximum amount of the unfunded pension liability that can be deducted for federal income tax purposes.

         The Company's unrecognized net asset resulting from the initial application of SFAS 87 - "Employer Accounting for Pensions", was amortized over a 10-year period that ended in 1996 for the Company's original plan and is being amortized over a 20-year period ending in 2006 for the North-West Telecommunications, Inc. plan that was merged with the Company's plan on January 1, 1993. Net pension cost and funded status of the pension plan are summarized as follows:

                                                                            December 31,
                                                                    ----------------------------
                                                                       1996     1995      1994
                                                                       ----     ----      ----
                                                                           (in thousands)
 Service cost of benefits earned                                     $ 4,163  $ 3,724   $ 4,308
 Interest cost on the projected benefit obligation                    10,697   10,765     9,954
 Actual loss (gain) on assets                                        (13,638) (32,633)    1,592
 Net amortization and deferral                                        (2,118)  18,947   (15,845)
                                                                      ------   ------    ------

    Total pension (income) expense                                   $  (896) $   803   $     9
                                                                      ======   ======    ======
    Early retirement program                                         $ 2,520  $    -    $    -
                                                                      ======   ======    ======


 Actuarial present value of benefit obligations:
    Accumulated benefit obligation                                  $133,123 $141,574  $112,176
                                                                     =======  =======   =======
    Portion of accumulated benefit obligation vested                $131,792 $140,022  $111,041
                                                                     =======  =======   =======

    Projected benefit obligation                                    $156,406 $167,317  $131,530
    Plan assets at fair value, primarily listed stocks and bonds     171,428  154,316   129,582
                                                                     -------  -------   -------

 Plan assets in excess of (less than) projected benefit obligation    15,022  (13,001)   (1,948)
 Unrecognized net loss (gain)                                        (21,150)   6,749    (4,393)
 Unrecognized prior service benefit                                   (1,784)  (2,029)   (2,291)
 Unrecognized net asset remaining from initial application
  of SFAS 87                                                          (2,663)  (4,536)   (6,409)
                                                                     -------  -------   -------

 Pension liability at December 31                                   $(10,575)$(12,817) $(15,041)
                                                                     =======  =======   =======

 Assumptions used to develop pension plan information were:

    Discount rate                                                       7.50%    7.25%     8.50%
    Estimated long-term rate of return on assets                        9.00     9.00      9.00
    Assumed rate of increase in compensation levels                     4.50     5.00      5.00

         The Company's pension liability at December 31, 1996 and 1995 was included in "Other long-term liabilities" on the balance sheet.

         In December 1996, the Company offered an early retirement program to a group of corporate employees. The Company recognized an expense of $2,520,000 relating to this early retirement program.

         In August 1995, the Company sold Alascom to AT&T (Note 15), which resulted in a pre-tax curtailment gain of $3,401,000. This gain was included in "Gain on sale of subsidiaries and investments."

          The Company participates in PacifiCorp's K Plus Employee Stock Ownership and Savings Plan. Under this plan, eligible employees may elect to contribute a portion of their pay, within specified limits, to the Plan. The Company makes a matching contribution of 50 percent of the employee's elective contribution. Employee elective contributions subject to matching are limited to six percent of pay. In addition, the Company makes a fixed contribution of two percent of pay per year. The costs to the Company for these contributions in 1996, 1995 and 1994 were $2,882,000, $2,262,000 and $2,991,000, respectively.

          PacifiCorp has a long-term incentive plan for certain executive employees of the Company. Participants are eligible to receive shares of PacifiCorp's common stock, plus dividend equivalents in cash based on a determination of PacifiCorp's Board of Directors. Until September 1995, the Company had its own separate long-term incentive plan for certain executive employees and awards were in the Company's stock. Under this previous plan participants received grants of restricted shares of the Company's common stock based on a determination of the Company's Board of Directors. The costs to the Company for these benefit plans amounted to $311,000, $300,000 and $80,000 in 1996, 1995 and 1994, respectively.
 Awards granted under these plans that are not yet vested are included as a liability. Upon completion of the merger with a subsidiary of Holdings (Note 2), all unvested shares of the Company's stock were converted to PacifiCorp shares on the basis of the merger consideration.

NOTE 8.  OTHER POSTRETIREMENT BENEFITS

         The Company provides health care and life insurance benefit to eligible retired employees. Substantially all employees of the Company are covered under the Company's postretirement health care and life insurance plans. The postretirement health care and life insurance plans are noncontributory as long as the Company's cost per retiree remains below $300 per month ($600 per family per month). Generally, the health care plan pays stated percentages of most medical expenses, reduced for any deductible and payments made by government programs.

          The Company  recognizes the cost of postretirement benefits over
 the active service period of its employees.   The Company's policy is to
 fund annually an amount of the postretirement benefit liability that will systematically reduce that liability using available funds and allow deductibility for federal income tax purposes. Due to income tax regulations that restrict the deductibility of certain contributions for postretirement benefits, the Company has elected to make non-tax deductible contributions to meet funding requirements imposed by state regulatory commissions. The Company funded $10,458,000, $13,254,000 and $2,429,000 in 1996, 1995 and 1994, respectively, through contributions to restricted trust funds and directly paying postretirement benefit costs to third parties. The Company anticipates making additional contributions into 401(h), VEBA and other trusts for 1997 totalling approximately $5,700,000. The Company recognizes the transition obligation, which represents the previously unrecognized prior service cost, over a period of 20 years.

         The net funded status for the combined plans is shown below (in thousands):

                                                                    December 31,
                                                           ----------------------------
                                                             1996       1995      1994
                                                            ------     ------    ------
 Accumulated postretirement benefit obligation (APBO):

  Retirees and dependents                                  $41,517    $43,415   $37,119
  Fully eligible active plan participants                   12,147     11,677    11,089
  Other active plan participants                            29,779     26,498    22,198
                                                            ------     ------    ------
   APBO                                                     83,443     81,590    70,406
 Plan assets at fair value, primarily listed
      stocks and bonds                                     (31,131)   (21,977)   (8,503)
                                                            ------     ------    ------
 APBO in excess of plan assets                              52,312     59,613    61,903
 Unrecognized transition obligation                        (27,839)   (29,579)  (34,521)
 Unrecognized prior service cost                               491        552       675
 Unrecognized net loss from changes in assumptions          (2,994)    (6,853)   (1,666)
                                                            ------     ------    ------

   Accrued postretirement benefit cost                     $21,970    $23,733   $26,391
                                                            ======     ======    ======

          Net periodic postretirement benefit cost included the following components (in thousands):

                                                             1996       1995      1994
                                                            ------     ------    ------

 Service cost                                               $2,706     $2,030    $2,307
 Interest cost on accumulated postretirement
  benefit obligation                                         5,971      5,891     5,836
 Actual return on plan assets                               (1,931)    (1,902)      180
 Amortization of transition obligation over 20 years         1,740      1,844     1,918
 Net amortization and deferral                                 (40)     1,010      (620)
                                                             -----      -----     -----
 Expenses                                                    8,446      8,873     9,621
 Early retirement program                                      250         -         -
                                                             -----      -----     -----

    Net periodic postretirement benefit cost                $8,696     $8,873    $9,621
                                                             =====      =====     =====

         Assumptions used to develop the accumulated postretirement benefit obligation information were:

                                                    1996    1995    1994
                                                   -----   -----   -----

      Discount rate                                 7.50%   7.25%   8.50%
      Estimated long-term rate of return on assets  9.00    9.00    9.00
      Health care cost trend rate-under 65         11.00   11.00   11.00
      Health care cost trend rate-over 65          10.50   10.00   10.00
      Ultimate health care cost trend rate          4.50    4.50    5.50

         The assumed health care cost trend rates gradually decrease over nine years. The health care cost trend rate assumptions have a significant effect on the amounts reported. Increasing the assumed health care cost trend rate by one percentage point would increase the postretirement benefit obligation as of December 31, 1996 by $2,238,000, and the annual net periodic postretirement benefit costs by $272,000.

         In December 1996, the Company offered an early retirement program to a group of corporate employees. The Company recognized an expense of $250,000 relating to this early retirement program.


         In August 1995, the Company sold Alascom to AT&T (Note 15). As a result of this sale, the Company recognized a one time pre-tax curtailment loss of $1,401,000. This loss was included in "Gain on sale of subsidiaries and investments."

         The Company's long-term portion of the accrued postretirement benefit cost appears in "Other long-term liabilities" and the current portion of the accrued postretirement benefit cost appears in "Accrued liabilities" on the balance sheet at December 31, 1996.


NOTE 9.  INVESTMENTS

         The investment balances, which included interest bearing advances of $10,037,000 and $5,000,000 at December 31, 1996 and 1995,
 respectively, are summarized as follows:

                                                December 31,
                                           ----------------------
                                             1996          1995
                                             ----          ----
                                                (in thousands)
 Equity investments:
  Cellular partnerships (a)               $111,505      $110,223
  Other equity investees                     2,375         1,500
 Cost investments:
  Cellular partnerships                        657           767
  Other                                     17,084        12,065
                                           -------       -------
                                          $131,621      $124,555
                                           =======       =======

 (a) Cellular partnerships include goodwill of $23,383,000 in 1996 and $23,150,000 in 1995, which is net of accumulated amortization of $4,284,000 and $3,432,000, respectively.

NOTE 10. SHORT-TERM DEBT

         Short-term debt consisted of outstanding notes payable under borrowing arrangements with various banks and other lenders. Information regarding short-term debt follows:

<CAPTON>
                                       At December 31,            During the Year
                                      -----------------  ----------------------------------
                                                Average                            Average
                                               Interest    Maximum      Average    Interest
                                      Balance    Rate    Outstanding  Outstanding    Rate
                                      -------  --------  -----------  -----------  --------
                                                  (in thousands, except percentages)
 1996
  NOTES PAYABLE - BANKS               $18,000    5.6%      $80,000      $56,521      5.7%
  NOTES PAYABLE - HOLDINGS                 -      -          4,869           66      6.1

 1995
  Notes payable - banks               $90,000    5.9%     $242,166     $118,874      6.2%
  Notes payable - other                    -      -          8,845        3,655      8.2

 1994
  Notes payable - banks               $12,000    6.8%      $20,000       $9,292      5.0%
  Notes payable - other                 9,713    8.4        11,713        5,164      5.6

         The average interest rate is calculated by dividing the actual short-term interest expense by the average daily weighted balance short-term debt outstanding for the year.


NOTE 11. LONG-TERM DEBT

         Long-term debt consisted of the following:

                                                                         December 31,
                                                                    ---------------------
                                                                       1996        1995
                                                                       ----        ----
                                                                        (in thousands)
 2% - 11.8% First mortgage notes payable under U.S. Government-
   sponsored   loan programs, maturities through 2028                $133,330    $137,173
 9.5% First mortgage notes, maturities through 1999                     6,000       6,039
 8% - 9.8% Unsecured notes, maturities through 2007                    22,390      23,325
 6.6% - 9.4% Unsecured medium-term notes, maturities through 2008     323,500     223,500
 6% Unsecured medium-term notes, maturities through 2006 (b)           33,499          -
 6.1% Commercial paper                                                     -       50,000
 5.6% Other available banking arrangements (c)                         25,000      25,000
                                                                      -------     -------
    Total                                                             543,719     465,037
 Less current maturities                                               15,813       5,535
                                                                      -------     -------
    Total long-term debt                                             $527,906    $459,502
                                                                      =======     =======

 (a) The weighted average cost of long-term debt outstanding at December 31, 1996 was 7.2 percent. The Company has small amounts of debt which have higher rates than prevailing interest rates due to prepayment restrictions.

 (b) Variable rate debt based on the Company's commercial paper rate is convertible to a fixed rate at the option of the holder after December 30, 1998. Once the debt has been converted to fixed rate debt, Holdings will indemnify the Company for the incremental interest expense incurred for rates exceeding 6.75 percent.

 (c) Based upon management's intent and the Company's ability to support the debt on a long-term basis through its revolving credit agreement, $25,000,000 of borrowings under other available banking arrangements at December 31, 1996, were classified as long-term debt.


         The Company has a $300,000,000 revolving credit agreement. Borrowings under the revolving credit agreement bear interest at rates based on bids from participating banks, certain prime rates, interbank borrowing rates or certificate of deposit rates. The revolving credit agreement has been renewed for a term ending in November 1999. Annual commitment fees on the revolving credit agreement are currently .125 percent of the total authorized amount. Funds that could be borrowed under the revolving credit agreement at December 31, 1996 were $300,000,000.

         At December 31, 1996, approximately $638,697,000 of "Telecommunications plant in service" was pledged as collateral under various loan agreements. Certain agreements also contain provisions restricting the payment of cash dividends. At December 31, 1996, consolidated retained earnings available for dividends and other distributions were $242,037,000, all of which were available from the retained earnings of subsidiaries.

         Long-term debt maturing annually within each of the four years subsequent to 1997 is as follows: 1998 -$29,071,000; 1999 - $48,156,000;
 2000 - $6,574,000; 2001 - $66,546,000.


NOTE 12. FAIR VALUE OF FINANCIAL INSTRUMENTS

         The estimated fair values of the Company's financial instruments are summarized as follows:

                                             December 31, 1996      December 31, 1995
                                            --------------------   --------------------
                                            Carrying  Estimated    Carrying  Estimated
                                             Amount   Fair Value    Amount   Fair Value
                                            --------  ----------   --------  ----------
                                                          (in thousands)

 Cash and temporary investments and
  net trade accounts (a)                    $121,333   $121,333    $ 80,698  $ 80,698
 Investments at cost (Note 9) (b)             17,741     17,741      12,832    13,326
 Long-term debt and notes payable
  (Notes 10 and 11) (c)                      561,719    569,193     555,037   578,024

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

NOTE 13.  COMMITMENTS AND CONTINGENCIES

         The Company has signed agreements with US West Communications, Inc. (USWC), GTE North Incorporated and the City of Fairbanks to purchase certain telephone assets or operations in Minnesota, Michigan and Fairbanks, Alaska for approximately $248 million in cash, which includes approximately $20 million for cash to be acquired in the acquisitions. Completion of these transactions will be dependent upon appropriate regulatory approvals, expected to be received during 1997.

         Expenditures under the Company's 1997 construction and capital expenditure program are expected to approximate $137,000,000. There are currently no long-term construction projects underway.

         The Company is a party to various legal claims, actions and complaints. Although the ultimate resolution of legal proceedings cannot be predicted with certainty, management believes that disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

NOTE 14.  ACQUISITIONS

         During 1995, the Company closed transactions in Colorado, Washington and Oregon to acquire local exchange properties from USWC. On February 15, 1995, the Company purchased assets in Colorado representing 45 local exchanges serving approximately 53,000 access lines for $202,070,000. On September 30, 1995, the Company purchased assets in Washington representing 26 local exchanges serving approximately 20,000 access lines for $92,794,000. On October 20, 1995, the Company purchased assets in Oregon representing 23 exchanges serving approximately 17,000 access lines for $81,500,000. These purchase prices were based on a multiple of net book value of USWC assets acquired with certain purchase price adjustments calculated at closing. Funds used for the purchases were provided from proceeds received in the sale of Alascom (Note 15), issuance of medium-term notes and short-term borrowings.


NOTE 15.  SALE OF ALASCOM, INC.

         On August 7, 1995, the Company sold its Alaska long distance communication subsidiary, Alascom to AT&T. The Company received total cash proceeds of $365,500,000 paid in three payments and recognized an after-tax gain of $66,376,000. In July 1994, AT&T paid a $75,000,000 transition payment to Alascom that PTI retained. In October 1994, AT&T paid a $30,000,000 down payment at the time of the signing of the sale agreement. The remaining $260,500,000 was paid at closing. The Company used the proceeds to fund the asset purchases closed in 1995 (Note 14).

         Condensed income information for Alascom is as follows:

                                    Seven months          Twelve months
                                   ended July 31,      ended December 31,
                                        1995                  1994
                                   --------------      ------------------
                                             (in thousands)

      Operating revenues               $193,126             $343,506
      Operating income                   36,914               80,651

NOTE 16.  QUARTERLY FINANCIAL DATA (UNAUDITED)

         Summarized quarterly financial data for 1996 and 1995 are as follows:

  Three Months Ended               Dec. 31   Sept. 30   June 30   March 31
  ------------------               -------   --------   -------   --------
                                                (in thousands)
 1996
 ----
  OPERATING REVENUES             $134,937   $136,609   $126,761   $122,823
  OPERATING INCOME                 43,908     41,555     37,914     35,355
  NET INCOME                       20,781     20,435     18,044     16,017

 1995
 ----
  Operating revenues             $128,975   $141,326   $190,228   $179,606
  Operating income                 40,479     39,184     45,493     40,155
  Net income                       18,175     84,250     20,412     16,727


        Decreased revenues and operating income in the first and second quarters of 1996 and decreased net income in the third quarter of 1996 resulted from the sale of Alascom in 1995 (Note 15).


Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE
          ------------------------------------------------



         No information is required to be reported pursuant to this item.


                                PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K
         --------------------------------------------

Page References

---------------
 (a) The following documents are filed under Item 8 of this Report.

     (1) Index to Consolidated Financial Statements:

         Independent Auditors' Report                                             13

         Consolidated Statements of Income for the years ended
         December 31, 1996, 1995 and 1994                                         14

         Consolidated Balance Sheets at December 31, 1996 and 1995               15-16

         Consolidated Statements of Changes in Shareholder's Equity
         for the years ended December 31, 1996, 1995 and 1994                     17

         Consolidated Statements of Cash Flows for the years ended
         December 31, 1996, 1995 and 1994                                         18

         Notes to Consolidated Financial Statements                              19-31

     (2)  Supplemental Schedules*


 * All schedules have been omitted because of the absence of the conditions under which they are required or because the required information is included elsewhere in the financial statements filed under Item 8 in this Report.


     (3)  Exhibits:

 2  Agreement for Purchase and Sale of Exchanges between US WEST
    Communications, Inc., Northland Telephone Company and the
    Registrant dated December 15, 1995. (Incorporated by reference to Exhibit 2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 0-873.)

 2A Stock Purchase Agreement by and among AT&T Corp. and the
    Registrant dated October 1, 1994. (Incorporated by reference to Exhibit 2C of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-873.)

 2B Asset Purchase Agreement between GTE North Incorporated, PTI
    Communications of Michigan, Inc.  and the Registrant dated
    March 29, 1996.

 2C Asset Purchase Agreement by and between the City of Fairbanks and PTI Communications of Alaska, Inc. dated August 20, 1996.


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


 12 Statements re Computation of Ratios.


 23 Independent Auditors' Consent


---------------
 * This exhibit constitutes a management contract or compensatory plan or arrangement.

 (b)  Reports on Form 8-K.
      None

                               SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    PACIFIC TELECOM, INC.


  March 20, 1997                    By       JAMES H. HUESGEN
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



      SIGNATURE AND CAPACITY                           DATE
      ----------------------                           ----



       CHARLES E. ROBINSON                         March 20, 1997
------------------------------------
      (Charles E. Robinson)
Chairman, President, Chief Executive
      Officer and Director



         JAMES H. HUESGEN                          March 20, 1997
------------------------------------
        (James H. Huesgen)
    Executive Vice President and
      Chief Financial Officer
   (Principal Financial Officer)

      SIGNATURE AND CAPACITY                           DATE
      ----------------------                           ----




       MICHAEL C. HENDERSON                        March 20, 1997
------------------------------------
      (Michael C. Henderson)
            Director



         NOLAN E. KARRAS                           March 20, 1997
------------------------------------
        (Nolan E. Karras)
             Director



        NANCY WILGENBUSCH                          March 20, 1997
------------------------------------
       (Nancy Wilgenbusch)
             Director