Form 10-Q
period 1997-03-31
PACIFIC TELECOM INC
filed 1997-05-12
CIK 96977

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                             FORM 10-Q




 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
___
    EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1997
                               ________________________________________

                                 OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
___
    EXCHANGE ACT OF 1934


For the transition period from         to
                               ________  ______________________________

Commission file number                0-873
                       ________________________________________________

                              PACIFIC TELECOM, INC.
_______________________________________________________________________
            (Exact name of registrant as specified in its charter)

        Washington                                      91-0644974
_______________________________________________________________________
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)


805 Broadway, P.O. Box 9901, Vancouver, Washington       98668-8701
_______________________________________________________________________
    (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code  (360)905-5800
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


    Common Stock, no par value              100 shares
__________________________________________________________________________
         (Title of Class)          (Outstanding at May 9, 1997)

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                           PACIFIC TELECOM, INC.

                                  INDEX
                                  _____
PART I  FINANCIAL INFORMATION:                                      PAGE NO.
        _____________________                                       _______
        Item 1 - Financial Statements:

                 Consolidated Balance Sheets -
                   March 31, 1997 and December 31, 1996                3


                 Consolidated Statements of Income -
                   Three months ended March 31, 1997 and 1996          4


                 Consolidated Statements of Cash Flows -
                   Three months ended March 31, 1997 and 1996          5


                 Condensed Notes to Consolidated
                   Financial Statements                              6 - 7



        Item 2 - Management's Discussion and Analysis of Financial
                   Condition and Results of Operations               8 - 10




PART II OTHER INFORMATION:
        _________________

        Item 6 - Exhibits and Reports on Form 8-K                     10

        Signatures                                                    11

PART I    FINANCIAL INFORMATION
Item 1. - Financial Statements
                             PACIFIC TELECOM, INC.
                         Consolidated Balance Sheets
                                 (Unaudited)

                                    ASSETS
                                    ______
                                                   March 31,    December 31,
                                                     1997           1996
                                                   _________    ___________
                                                       (In thousands)
Current assets:
 Cash and temporary cash investments              $   10,954     $    9,421
 Accounts receivable                                 100,873         97,705
 Accounts and notes receivable - affiliates (Note 2)  37,791         62,345
 Material and supplies (at average cost)               8,421          8,676
 Inventory - North Pacific Cable                      49,420         53,883
 Other                                                 9,335          6,428
                                                   _________      _________
  Total current assets                               216,794        238,458

Investments                                          112,694        131,621

Plant in service:
 Telecommunications                                1,653,128      1,631,443
 Other                                                22,507         22,444
 Less accumulated depreciation                       743,171        721,462
                                                   _________      _________
                                                     932,464        932,425
                                                   _________      _________
 Construction work in progress                        12,373         16,140
  Net plant                                          944,837        948,565

Intangible assets - net                              367,105        365,451

Deferred charges                                      19,671         17,713
                                                   _________      _________
  Total assets                                    $1,661,101     $1,701,808
                                                   _________      _________
                                                   _________      _________


                   LIABILITIES AND SHAREHOLDER'S EQUITY
                   ____________________________________

Current liabilities:
 Currently maturing long-term debt                $   15,890     $   15,813
 Notes payable                                            -          18,000
 Accounts payable                                     48,247         48,138
 Accrued liabilities                                  51,877         52,788
 Dissenters' rights (Note 2)                          26,497         27,930
 Accrued access and unearned revenue                   5,480          7,216
                                                   _________      _________
  Total current liabilities                          147,991        169,885

Long-term debt                                       501,388        527,906

Deferred income taxes (Note 4)                       153,136        152,116

Unamortized investment tax credits                     4,851          5,203

Other long-term liabilities                           53,244         51,607

Minority interest                                     17,831         17,216

Shareholder's equity:
 Common stock                                             -              -
 Additional paid-in capital                          225,943        225,943
 Retained earnings (Note 3)                          556,717        551,932
                                                   _________      _________
  Total shareholder's equity                         782,660        777,875
                                                   _________      _________
  Total liabilities and shareholder's equity       1,661,101     $1,701,808
                                                   _________      _________
                                                   _________      _________

    See accompanying condensed notes to consolidated financial statements.

                            PACIFIC TELECOM, INC.
                     Consolidated Statements of Income
                                (Unaudited)
                                                       Three Months Ended
                                                            March 31,
                                                       __________________
                                                         1997       1996
                                                       _______    _______
                                                         (In thousands)
Operating revenues:
  Local network service                                $ 36,684   $ 33,255
  Network access service                                 63,622     63,471
  Long distance network service                             399        423
  Sales of cable capacity                                   112         75
  Cellular                                               10,219      8,768
  Other                                                  16,951     16,291
                                                        _______    _______
       Total operating revenues                         127,987    122,283
                                                        _______    _______
Operating expenses:
  Plant support                                          21,732     22,035
  Depreciation and amortization                          26,755     25,340
  Leased circuits                                           536        407
  Other operating expense                                 6,863      7,269
  Cost of cable sales                                        54         36
  Customer operations                                    10,373     11,049
  Administrative support                                 16,581     16,004
  Taxes other than income taxes                           4,935      4,788
                                                        _______    _______
       Total operating expenses                          87,829     86,928
                                                        _______    _______
Operating income                                         40,158     35,355
                                                        _______    _______

Other income (expense):
  Interest expense                                      (10,507)   (10,053)
  Interest income                                           743        605
  Gain on sale of subsidiaries and investments            1,317        815
  Equity income                                           1,258        935
  Other                                                  (1,660)    (1,444)
                                                        _______    _______

       Other income (expense) - net                      (8,849)    (9,142)
                                                        _______    _______

Income before income taxes                               31,309     26,213

Income taxes (Note 4)                                    12,898     10,196
                                                        _______    _______

Net income                                            $  18,411   $ 16,017
                                                        _______    _______
                                                        _______    _______

   See accompanying condensed notes to consolidated financial statements.

                           PACIFIC TELECOM, INC.
                   Consolidated Statements of Cash Flows
                                (Unaudited)
                                                          Three Months Ended
                                                               March 31,
                                                          __________________
                                                            1997       1996
                                                          _______    _______
                                                            (In thousands)
Cash Flows from Operating Activities:
  Net income                                              $18,411    $16,017
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Depreciation and amortization                          28,991     27,197
    Deferred income taxes and investment tax credits, net   3,350      1,624
    Gain on sale of subsidiaries and investments           (1,317)      (815)
    Gains from unconsolidated entities, net                (1,259)      (821)
    Accounts receivable and other current assets              401     (5,438)
    Accounts payable and accrued liabilities               (5,587)    10,784
    Other                                                   1,205      3,729
                                                          _______     ______
       Net cash provided by operating activities           44,195     52,277
                                                          _______     ______


Cash Flows from Investing Activities:
  Construction expenditures                               (15,928)   (19,892)
  Investments in and advances to affiliates                 1,304     (1,332)
  Proceeds from sales of assets                            11,694      1,822
                                                          _______    _______

       Net cash used by investing activities               (2,930)   (19,402)
                                                          _______    _______

Cash Flows from Financing Activities:
 Decrease in short-term debt                              (43,000)   (18,000)
 Change in affiliated notes                                18,336         -
 Proceeds from issuance of long-term debt                      -       1,740
 Dividends paid                                           (13,625)   (13,066)
 Payments of long-term debt                                (1,443)    (2,155)
                                                          _______    _______

       Net cash used by financing activities              (39,732)   (31,481)
                                                          _______    _______

Increase in Cash and Temporary Cash Investments             1,533      1,394

Cash and Temporary Cash Investments at Beginning of Period  9,421      6,331
                                                          _______    _______
Cash and Temporary Cash Investments at End of Period      $10,954    $ 7,725
                                                          _______    _______
                                                          _______    _______

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the three months ended March 31 for:

    Interest                                              $16,242    $15,121
    Income Taxes                                            7,651        466

   See accompanying condensed notes to consolidated financial statements.

           Condensed Notes to Consolidated Financial Statements
                                (Unaudited)


1. The consolidated financial statements include all normal adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position at March 31, 1997, and the consolidated results of operations and cash flows for the three months ended March 31, 1997 and 1996. These consolidated financial statements should be read in conjunction with the financial statements and related notes included in the latest annual report filed on Form 10-K of Pacific Telecom, Inc. (Company). The consolidated results of operations presented herein are not necessarily indicative of the results to be expected for the year. The 1996 consolidated financial statements reflect certain reclassifications to conform to the current year presentation. These reclassifications have no effect on previously stated net income.

2. The Company is a wholly-owned subsidiary of PacifiCorp Holdings, Inc.(Holdings), which is a wholly-owned subsidiary of PacifiCorp. See
    Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, for information related to the affiliated note for amounts to be paid dissenters relating to the minority buy-out.

3. Certain loan agreements contain provisions restricting the payment of cash dividends. Retained earnings of approximately $263 million were available for dividends and other distributions at March 31, 1997.

    The Company's ratio of earnings to fixed charges for the three months ended March 31, 1997, calculated in accordance with Item 503 of Regulation S-K under the Securities Exchange Act of 1934, was 3.7 to 1.


4. The Company's effective combined state and federal income tax rates were 41.2 percent and 38.9 percent for the three months ended March 31, 1997 and 1996, respectively. The effective tax rate increase in the first quarter of 1997 was due in large part to a deferred intercompany gain triggered by the sale of a subsidiary, Wayside Telcom, Inc., in February. The deferred intercompany gain generated $740,000 of income tax expense in excess of the statutory rate due to the "Goodwill" investment associated with the telephone and cable television subsidiaries that were spun off from Wayside Telcom in 1994. No deferred taxes were provided on such Goodwill resulting in the higher tax expense. The difference between taxes calculated at the statutory federal rates and the effective combined rates for 1997 and 1996 is reconciled as follows:

                                                         1997    1996
                                                         ____    ____

    Federal statutory rate                               35.0%   35.0%
    State income taxes, net of federal benefit            3.1     3.6
    Amortization of investment tax credits               (1.1)   (1.6)
    Amortization of excess deferred income taxes          (.4)    (.6)
    Amortization of excess cost                           1.8     2.9
    Recapture Wayside deferred tax on intercompany gain   2.7      -
    Other                                                  .1     (.4)
                                                         ____    ____
    Effective tax rate                                   41.2%   38.9%
                                                         ____    ____
                                                         ____    ____

           Condensed Notes to Consolidated Financial Statements
                                (Unaudited)

    The components of income tax expense are as follows:

                                                     Three Months Ended
                                                          March 31,
                                                     __________________
                                                       1997      1996
                                                     _______    ______
                                                       (In thousands)

    Federal income taxes                             $11,387   $ 8,728
    State income taxes                                 1,511     1,468
                                                      ______    ______
                                                     $12,898   $10,196
                                                      ______    ______
                                                      ______    ______

    Income taxes currently payable                   $ 9,548   $ 8,572
    Deferred income taxes                              3,703     2,056
    Amortization of deferred investment tax credits     (353)     (432)
                                                      ______    ______
                                                     $12,898   $10,196
                                                      ______    ______
                                                      ______    ______


5. On April 11, 1997, the Company signed a letter of intent with Century Telephone Enterprises, Inc. (Century) whereby the Company will exchange the stock of its wholly-owned subsidiary, Pacific Telecom Cellular, Inc., in return for $164.4 million in cash and LEC properties representing more than 18,000 of Century's telephone access lines in Arizona, Colorado, Idaho and New Mexico. The Company's cellular ownership interests in its Alaska markets are not included as part of this transaction.

    This planned sale is not expected to affect net income when completed. The Company acquired most of this cellular portfolio through various tax deferred transactions. With the completion of this transaction, the deferred income taxes will become due and payable. The tax payments are expected to be approximately $63 million and will be paid out of the cash proceeds of the sale.

    Condensed income information for Pacific Telecom Cellular, Inc., excluding Alaska operations, is as follows:

                                                  Three Months Ended
                                                       March 31,
                                                  __________________
                                                    1997      1996
                                                  ________   _______
                                                    (In thousands)

       Operating revenues                          $9,243    $7,843
       Operating income                             1,577       895
       Net income                                     597       272

Item 2.            Management's Discussion and Analysis of
                Financial Condition and Results of Operations*

                        Three Months Ended March 31
                        ___________________________


Results of Operations
_____________________

The Company's net income for the three months ended March 31, 1997 was $18.4 million, an increase of 14.9 percent compared to net income of $16.0 million for the same period in 1996. Operating income increased
13.6 percent or $4.8 million in the first quarter of 1997 compared to 1996. Operating income increased due to LEC internal access line growth and higher enhanced services revenue.

Operating revenues for the first quarter of 1997 were $128.0 million, an increase of $5.7 million, or 4.7 percent, compared to the same period in 1996. Local network service revenues grew $3.4 million due to higher LEC enhanced services revenues of $1.7 million and revenues from internal access line growth of $1.5 million. Cellular revenues increased $1.5 million due to customer growth. Other revenue increased $.7 million due to $1.1 million received from AT&T relating to services provided to AT&T Alascom.

Operating expenses in the first quarter of 1997 were $87.8 million, an increase of $.9 million, or 1.0 percent, compared to the first quarter of 1996. Depreciation expense increased $1.4 million mainly due to increased LEC plant balances. Administrative support was up $.6 million compared to 1996 mainly due to $.8 million for services provided to AT&T Alascom.

Other expense - net for the first quarter of 1997 was $8.8 million, a decrease of $.3 million or 3.2 percent from 1996. Gain on sale of subsidiaries and investments includes the sale of cellular properties in 1997 and 1996. Equity earnings from cellular and telephone investments increased $.3 million in the first quarter of 1997 compared to the same period in 1996.

Income taxes increased $2.7 million due to the $1.5 million effect of higher taxable income and the $1.2 million effect of the sale of cellular properties in February 1997.


Acquisitions
____________

The  Company  has  pending  acquisitions  of  local  exchange  properties in Minnesota, Michigan and Alaska serving approximately 70,000 access lines. Approvals for the Minnesota and Michigan acquisitions have been received
from  the  public  utility commissions  in those states.   The Company is
awaiting approval of those acquisitions from the FCC. Hearings are scheduled before the Alaska Public Utilities Commission during May relating to that acquisition. The Company anticipates that these three acquisitions will receive all final regulatory approvals and close prior to the end of 1997. The Company also has signed letters of intent to acquire additional local exchange operations totaling 4,300 access lines.

___________________
      *Pursuant to General Instruction H (1)(a) and (b) of Form 10-Q, the Company is substituting a management's narrative analysis of results of operations for Item 2.

                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations


See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" under "Acquisitions" and Notes 13 and 14 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, for more information about pending acquisitions.


Dispositions
____________

See Note 5 in "Notes to Condensed Consolidated Financial Statements" in this Form 10-Q and Item 5. "Other Events" in the Company's Current Report on Form 8-K dated April 11, 1997 for information concerning the sale of Pacific Telecom Cellular, Inc. to Century Telephone Enterprises, Inc.


Liquidity and Capital Resources
_______________________________

During the three months ended March 31, 1997, construction expenditures amounted to $15.9 million. These expenditures pertained mainly to network upgrades and internal growth of the Company's operations. The construction expenditures were funded primarily with cash from operations. In 1997, total construction expenditures, which are estimated at $137.0 million, are expected to be funded primarily through cash from operations. Included in total estimated construction expenditures is $22 million relating to the acquisitions that are expected to close during 1997. Cash from operations was lower in the first quarter of 1997 compared to the first quarter of 1996 due to the 1996 receipt of $10.1 million from the National Exchange Carriers Association (NECA) attributable to certain revenue requirement adjustments related primarily to the transition of acquisition properties.

The Company has access to funds through its $300 million revolving credit agreement which terminates in November 1999. At March 31, 1997, no borrowings were outstanding under this agreement. The revolving credit agreement also serves as backup for a $100 million commercial paper program, under which no borrowings were outstanding at March 31, 1997. The Company is currently engaged in negotiations to replace the existing agreement with a comparable facility. The Company has a $200 million Series C Medium-term Note program under which $133.5 million of notes were outstanding March 31, 1997. The remaining $66.5 million will be used primarily to fund future acquisitions. At March 31, 1997, the Company had approval from the Rural Telephone Bank to borrow $15.8 million in additional Rural Utilities Service debt for certain construction projects.


                  Management's Discussion and Analysis of
              Financial Condition and Results of Operations


The Company has an agreement that allows temporary cash advances to or from its parent, PacifiCorp Holdings, Inc. (Holdings), at short-term borrowing rates. At March 31, 1997, $35.3 million was due from Holdings, which includes $26.5 million be paid to dissenters relating to the minority buy-out. (See Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 for more information about this note.)

The  Company  has  definitive  agreements   with  US  WEST  Communications,
Inc., GTE North Incorporated and the City of Fairbanks to purchase certain telephone assets or operations in Minnesota, Michigan and Fairbanks, Alaska, respectively, for approximately $248 million in cash, which includes approximately $20 million for cash to be acquired in the acquisitions. These acquisitions are subject to regulatory approvals expected to be received during 1997. The Company has signed letters of intent to acquire operations representing 4,300 access lines for $22 million. The Company expects to fund these acquisitions through the issuance of external debt, internally generated funds and proceeds from the sale of cellular investments.

Any temporary cash or liquidity requirements during 1997 are expected to be met through utilization of funds available under the revolving credit agreement or temporary advances from Holdings. Long-term liquidity requirements are expected to be met through utilization of funds available under the revolving credit agreement or the Series C Medium-term Note program. Cash needed to pay dissenters' rights will be provided by Holdings.



PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K


         (a)  Exhibits
              12  Statements re Computation of Ratios
              27  Financial Data Schedule (filed electronically only)

         (b)  Reports on Form 8-K
              On Form 8-K dated April 11, 1997, under Item 5. "Other Events" the Company reported information with respect to the pending sale of Pacific Telecom Cellular, Inc. to Century Telephone Enterprises, Inc.

                                 SIGNATURES
                                 __________


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  Pacific Telecom, Inc.
                                                  _____________________
                                                       (Registrant)







Date:  May 12, 1997                               /s/James H. Huesgen
                                             ____________________________
                                                    James H. Huesgen
                                             Executive Vice President and
                                                Chief Financial Officer


                                    -11-

