Form 10-Q
period 1997-06-30
PACIFIC TELECOM INC
filed 1997-08-07
CIK 96977

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                             FORM 10-Q



 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
___
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1997
                               _________________________________

                             OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
___
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               _________     ___________________

Commission file number                  0-873
                      __________________________________________


                     PACIFIC TELECOM, INC.
________________________________________________________________
  (Exact name of registrant as specified in its charter)


         Washington                         91-0644974
________________________________________________________________
(State or other jurisdiction of          (I.R.S. Employer
 incorporation or organization)         Identification No.)


805 Broadway, P.O. Box 9901, Vancouver, Washington  98668 - 8701
________________________________________________________________
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code (360)905-5800
                                                  ______________


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

Common Stock, no par value          100 shares
______________________________________________________________
   (Title of Class)        (Outstanding at August 1, 1997)

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
H (1) (A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM
WITH THE REDUCED DISCLOSURE FORMAT.

                       PACIFIC TELECOM, INC.

                              INDEX
                              _____

PART I  FINANCIAL INFORMATION:                          PAGE NO.
        _____________________                           ________

        Item 1 - Financial Statements:

                 Consolidated Balance Sheets -
                   June 30, 1997 and December 31, 1996     3


                 Consolidated Statements of Income -
                 Three and six months ended June 30,
                 1997 and 1996                             4


                 Consolidated Statements of Cash Flows -
                 Six months ended June 30, 1997 and 1996   5


                 Condensed Notes to Consolidated
                 Financial Statements                    6 - 7



        Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                             8 - 10




PART II    OTHER INFORMATION:
           _________________

           Item 1 - Legal Proceedings                      10

           Item 5 - Other Information                      10

           Item 6 - Exhibits and Reports on Form 8-K       10

           Signatures                                      11

PART I    FINANCIAL INFORMATION
Item 1. - Financial Statements

                         PACIFIC TELECOM, INC.
                     Consolidated Balance Sheets
                             (Unaudited)


                               ASSETS
                               ______

                                                      June 30,   December 31,
                                                        1997         1996
                                                      ________   ___________
                                                         (In thousands)
Current assets:
 Cash and temporary cash investments                $    9,762    $    9,421
 Accounts receivable                                   105,816        97,705
 Accounts and notes receivable - affiliates (Note 2)    22,538        62,345
 Material and supplies (at average cost)                10,411         8,676
 Inventory - North Pacific Cable                        49,420        53,883
 Other                                                   9,349         6,428
                                                     _________     _________
  Total current assets                                 207,296       238,458

Investments                                            123,562       131,621

Plant in service:
 Telecommunications                                  1,675,477     1,631,443
 Other                                                  23,167        22,444
 Less accumulated depreciation                         764,288       721,462
                                                     _________     _________
                                                       934,356       932,425
 Construction work in progress                          11,927        16,140
                                                     _________     _________
 Net plant                                             946,283       948,565


Intangible assets - net                                359,530       365,451

Deferred charges                                        25,710        17,713
                                                     _________     _________
 Total assets                                       $1,662,381    $1,701,808
                                                     _________     _________
                                                     _________     _________


                LIABILITIES AND SHAREHOLDER'S EQUITY
                ____________________________________

Current liabilities:
 Currently maturing long-term debt                  $   38,736    $   15,813
 Notes payable                                             -          18,000
 Accounts payable                                       48,470        48,138
 Accrued liabilities                                    54,591        52,788
 Dissenters' rights (Note 2)                            15,043        27,930
 Accrued access and unearned revenue                     5,945         7,216
                                                     _________     _________
  Total current liabilities                            162,785       169,885

Long-term debt                                         477,113       527,906

Deferred income taxes (Note 4)                         157,736       152,116

Unamortized investment tax credits                       4,498         5,203

Other long-term liabilities                             53,716        51,607

Minority interest                                       18,287        17,216

Shareholder's equity:
 Common stock                                              -              -
 Additional paid-in capital                            225,943        225,943
 Retained earnings (Note 3)                            562,303        551,932
                                                     _________      _________
  Total shareholder's equity                           788,246        777,875
                                                     _________      _________

  Total liabilities and shareholder's equity        $1,662,381     $1,701,808
                                                     _________      _________
                                                     _________      _________
[FN]
     See accompanying notes to consolidated financial statements.

                         PACIFIC TELECOM, INC.
                   Consolidated Statements of Income
                             (Unaudited)


                                         Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                        ___________________   _________________
                                          1997        1996      1997      1996
                                        _______     _______   _______   _______
                                                      (In thousands)
Operating revenues:
 Local network service                 $ 37,615    $ 33,801  $ 73,174  $ 66,440
 Network access service                  65,876      62,657   129,498   126,128
 Long distance network service              406         339       805       762
 Sales of cable capacity                    -         2,174       112     2,249
 Cellular                                12,801      10,609    23,020    19,377
 Other                                   17,471      17,721    35,547    34,628
                                        _______     _______   _______   _______
   Total operating revenues             134,169     127,301   262,156   249,584
                                        _______     _______   _______   _______

Operating expenses:
 Plant support                           24,461      22,947    46,384    44,973
 Depreciation and amortization           26,456      25,548    53,211    50,888
 Other operating expense                  9,267       7,983    16,475    15,668
 Cost of cable sales                        -         1,490        54     1,526
 Customer operations                     11,276      11,425    21,649    22,474
 Administrative support                  15,543      14,995    32,124    30,999
 Taxes other than income taxes            5,197       4,999    10,132     9,787
                                        _______     _______   _______   _______

    Total operating expenses             92,200      89,387   180,029   176,315
                                        _______     _______   _______   _______
Operating income                         41,969      37,914    82,127    73,269
                                        _______     _______   _______   _______
Other income (expense):
 Interest expense                        (9,700)    (10,392)  (20,188)  (20,339)
 Interest income                            747         596     1,490     1,201
 Gain on sale of subsidiaries
   and investments                          -         2,890     1,317     3,705
 Equity income                            2,433       2,050     3,691     2,985
 Other                                   (3,952)     (3,524)   (5,631)   (5,074)
                                        _______     _______   _______   _______
   Other expense - net                  (10,472)     (8,380)  (19,321)  (17,522)
                                        _______     _______   _______   _______
Income before income taxes               31,497      29,534    62,806    55,747

Income taxes (Note 4)                    12,286      11,490    25,184    21,686
                                        _______     _______   _______   _______
Net income                             $ 19,211    $ 18,044  $ 37,622  $ 34,061
                                        _______     _______   _______   _______
                                        _______     _______   _______   _______

     See accompanying notes to consolidated financial statements.

                                -4-

                         PACIFIC TELECOM, INC.
                 Consolidated Statements of Cash Flows
                              (Unaudited)



                                                          Six Months Ended
                                                               June 30,
                                                          ________________
                                                            1997     1996
                                                           ______   ______
                                                           (In thousands)
Cash Flows from Operating Activities:
 Net income                                               $37,622 $ 34,061
 Adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation and amortization                           57,766   54,951
   Deferred income taxes and investment tax credits, net    7,189    3,267
   Gain on sale of subsidiaries and investments            (1,317)  (3,705)
   Gains from unconsolidated entities, net                 (3,476)  (2,991)
   Accounts receivable and other current assets           (10,592) (15,184)
   Inventory - North Pacific Cable                             54    1,526
   Accounts payable and accrued liabilities                (2,289)  25,863
   Other                                                    5,983    4,677
                                                           ______  _______
      Net cash provided by operating activities            90,940  102,465
                                                           ______  _______

Cash Flows from Investing Activities:
 Construction expenditures                                (51,797) (46,972)
 Investments in and advances to affiliates                 (5,709)  (1,928)
 Proceeds from sales of assets                             11,959    2,255
                                                           ______  _______
     Net cash used by investing activities                (45,547) (46,645)
                                                           ______  _______
Cash Flows from Financing Activities:
      Decrease in short-term debt                         (43,000) (17,000)
      Change in affiliated notes                           28,067      -
      Proceeds from issuance of long-term debt                -      1,740
      Dividends paid                                      (27,250) (26,317)
      Payments of long-term debt                           (2,869)  (3,347)
                                                           ______  _______
    Net cash used by financing activities                 (45,052) (44,924)
                                                           ______  _______
Increase in Cash and Temporary Cash Investments               341   10,896

Cash and Temporary Cash Investments at
   Beginning of Period                                      9,421    6,331
                                                           ______  _______
Cash and Temporary Cash Investments at
   End of Period                                          $ 9,762 $ 17,227
                                                           ______  _______
                                                           ______  _______


Supplemental Disclosures of Cash Flow Information:
 Cash paid during the six months ended June 30 for:
   Interest                                               $19,755 $ 20,080
   Income Taxes                                           $15,625 $ 11,081
 North Pacific Cable inventory reclassisfied to
   Telecommunications - Plant in service                  $ 4,409 $    -


[FN]
     See accompanying notes to consolidated financial statements.

            Notes to Consolidated Financial Statements
                            (Unaudited)


1. The consolidated financial statements include all normal adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position at June 30, 1997, and the consolidated results of operations for the three and six months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30,
    1997 and 1996.   These consolidated financial statements
    should  be  read  in  conjunction  with  the   financial
    statements and related notes included in the latest annual report filed on Form 10-K of Pacific Telecom, Inc.
    (Company).  The   consolidated   results  of  operations
    presented  herein  are not necessarily indicative of the
    results   to   be  expected  for   the  year.   The 1996
    consolidated   financial   statements   reflect  certain
    reclassifications   to   conform   to  the  current year
    presentation. These reclassifications have no effect on previously stated net income.


2. The Company is a wholly-owned subsidiary of PacifiCorp Holdings, Inc. (Holdings), which is a wholly-owned subsidiary of PacifiCorp. See "Part II, Item 5 - Other Information" for information regarding the pending sale of all Pacific Telecom, Inc. outstanding common stock to Century Telephone Enterprises, Inc.

    The current liability for dissenters' rights decreased from the year end balance due to payments made to dissenting shareholders. See Note 2 to the Consolidated Financial
    Statements included in the Company's Annual Report on Form
    10-K for the year ended December 31, 1996, for information related to the affiliated note for amounts to be paid dissenters relating to the minority buy-out. See "Part II, Item 1 -
    Legal Proceedings" for information relating to a lawsuit involving dissenters' and the Company.

3.  Certain  loan  agreements contain  provisions restricting
    the payment of  cash  dividends.   Retained  earnings  of
    approximately $267 million were available for dividends and other distributions at June 30, 1997.

    The Company's ratio of earnings to fixed charges for the six months ended June 30, 1997, calculated in accordance with Item 503 of Regulation S-K under the Securities
    Exchange Act of 1934, was 3.8 to 1.

4. The Company's effective combined state and federal income tax rates were 40.1 percent and 38.9 percent for the six months ended June 30, 1997 and 1996, respectively. The effective tax rate increase in the first half of 1997 was due in large part to a deferred intercompany gain triggered by the sale of a subsidiary, Wayside Telcom, Inc., in February. The deferred intercompany gain generated $740,000 of income tax expense in excess of the statutory rate due to the "Goodwill" investment associated with the telephone and cable television subsidiaries that were spun off from Wayside

             Notes to Consolidated Financial Statements
                            (Unaudited)

    Telcom in 1994.  No deferred taxes were provided on such
    "Goodwill" resulting  in  the  higher  tax expense.   The
    difference between taxes calculated at the statutory federal tax rates and the effective combined rates for 1997 and 1996 is reconciled as follows:

                                                  1997    1996
                                                  ____    ____

     Federal statutory rate                       35.0%   35.0%
     State income taxes, net of federal benefit    3.4     4.8
     Amortization of investment tax credits       (1.1)   (1.5)
     Amortization of excess deferred income taxes  (.4)    (.5)
     Amortization of excess cost                   1.8     1.9
     Recapture Wayside deferred tax on
      intercompany gain                            1.2      -
     Other                                          .2     (.8)
                                                  ____    ____
         Effective tax rate                       40.1%   38.9%
                                                  ____    ____
                                                  ____    ____


     The components of income tax expense are as follows:


                                Three Months Ended  Six Months Ended
                                      June 30,          June 30,
                                __________________  ________________
                                  1997       1996     1997     1996
                                 ______    _______   ______   ______
                                            (In thousands)

  Federal income taxes          $10,523   $  8,870  $21,910  $17,598
  State income taxes              1,763      2,620    3,274    4,088
                                 ______     ______   ______   ______

                                $12,286    $11,490  $25,184  $21,686
                                 ______     ______   ______   ______
                                 ______     ______   ______   ______


  Income taxes currently
     payable                    $ 8,331   $  9,744  $17,879  $18,361
  Deferred income taxes           4,308      2,177    8,011    4,188
  Amortization of deferred
    investment tax credits         (353)      (431)    (706)    (863)
                                 ______     ______   ______   ______
                                $12,286    $11,490  $25,184  $21,686
                                 ______     ______   ______   ______
                                 ______     ______   ______   ______

Item 2.        Management's Discussion and Analysis of
           Financial Condition and Results of Operations*

                     Six Months Ended June 30
                     ________________________

Results of Operations
_____________________

The Company's net income for the six months ended June 30, 1997 was $37.6 million, an increase of 10.5 percent compared to net income of $34.1 million for the same period in 1996. Operating income increased 12.1 percent or $8.9 million in the first half of 1997 compared to 1996. Operating income increased due to LEC internal access line growth and higher enhanced services revenues and growth in cellular operations.

Operating revenues for the first half of 1997 were $262.2 million, an increase of $12.6 million, or 5.0 percent, compared to the same period in 1996. Local network service revenues grew $6.7 million due to higher LEC enhanced services revenues of $2.5 million, revenues from internal access line growth of $3.1 million and extended area service revenue of $.6 million. Network access service revenue increased $3.4 million due to the effect of higher revenue requirements of $1.7 million and $2.6 million due to increased minutes of use. This was partially offset by decreases in Universal Service Fund support of $.8 million. Sales of cable capacity decreased $2.1 million due to lower circuit sales. Cellular revenues increased $3.6 million due to customer growth. Other revenue increased $.9 million due to $1.6 million received from AT&T relating to services provided to AT&T Alascom, higher LEC nonregulated customer premise equipment revenues of $.9 million and higher cable lease and restoration revenues of $.8 million. This was partially offset by $2.1 million in lower billing and collection revenues due to contract modifications that resulted in service reductions.

Operating   expenses   in   the  first  half of 1997 were $180.0
million,  an  increase of $3.7 million, or 2.1 percent, compared
to  the  first  half  of  1996.   Plant  support  increased $1.4
million  due  to  the  $.8  million  effect  of  LEC access line
growth   and   $.5   million   in   increased   lease   circuits
expense   on   the   cable.    Depreciation   expense  increased
$2.3 million mainly   due to increased LEC plant balances.  Cost
of cable sales decreased $1.5 million due to lower circuit sales. Administrative support was up $1.1 million compared to 1996 mainly due to $1.0 million for services provided to AT&T Alascom.

Other expense - net for the first half of 1997 was $19.3 million, an increase of $1.8 million or 10.3 percent from 1996. Gain on sale of subsidiaries and investments includes the sale of cellular properties in 1997 and 1996. Equity earnings from cellular and telephone investments increased $.7 million in the first half of 1997 compared to the same period in 1996.

Income taxes increased $3.5 million due to the $2.2 million effect of higher taxable income and the $1.2 million effect of the sale of cellular properties in February 1997.


Acquisitions
____________

The Company has pending acquisitions of local exchange properties in Minnesota, Michigan and Alaska serving approximately 70,000
access   lines.    Approvals   for  the  Minnesota  and  Michigan
acquisitions have been received from the public utility commission
in  those  states.   The  Company  is  awaiting  approval  of those
acquisitions  from  the  FCC.   Hearings  before the Alaska Public
Utilities Commission for the Alaska acquisition concluded in June and the Company is awaiting an order. The Company anticipates that these three acquisitions will receive all final regulatory approvals and close prior to the end of 1997. The Company also has signed letters of intent or definitive agreements to acquire additional local exchange operations totaling 3,800 access lines.

__________________
    *Pursuant to General Instruction H (1)(a) and (b) of Form 10-Q, the Company is substituting a management's narrative analysis of results of operations for Item 2.

            Management's Discussion and Analysis of
           Financial Condition and Results of Operations


See "Part II, Item 7. Management's Discussion and Analysis of
Financial   Condition   and   Results   of  Operations -
Acquisitions"   and  Notes   13  and  14 to the Consolidated
Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, for more information about pending acquisitions.



Dispositions
____________

See "Part II, Item 5 - Other Information" in this Form 10-Q for information concerning the sale of Pacific Telecom Cellular, Inc. to Century Telephone Enterprises, Inc. (Century) being superseded by PacifiCorp's sale of the Company to Century.


Liquidity and Capital Resources
_______________________________

During the six months ended June 30, 1997, construction expenditures amounted to $51.8 million. These expenditures pertained mainly to network upgrades and internal growth of the Company's operations. The construction expenditures were funded primarily with cash from operations. In 1997, total construction expenditures, which are estimated at $137.0 million, are expected to be funded primarily through cash from operations. Included in total estimated construction expenditures is $22 million relating to the acquisitions that are expected to close during 1997. Cash from operations was lower in the first half of 1997 compared to the first half of 1996 due to the 1996 receipt of $10.1 million from the National Exchange Carrier Association attributable to certain revenue requirement adjustments related primarily to the transition of acquisition properties.

The Company has access to funds through its $300 million revolving credit agreement which terminates in November 1999. At June 30, 1997, no borrowings were outstanding under this agreement. The revolving credit agreement also serves as backup for a $100 million commercial paper program, under which no borrowings were outstanding at June 30, 1997. The Company has a $200 million Series C Medium-term Note program under which $133.5 million of notes were outstanding on June 30, 1997. The remaining $66.5 million could be used to fund future acquisitions. However, Century may require the Company to use short-term borrowing facilities for acquisitions prior to closing the sale of the Company to Century. See "Part II, Item 5 - Other Information" for information relating to the sale of the Company to Century. At June 30, 1997, the Company had approval from the Rural Telephone Bank to borrow $15.8 million in additional Rural Utilities Service debt for certain construction projects.

The  Company  has  an  agreement  that  allows   temporary cash
advances to or from its parent, PacifiCorp Holdings, Inc. (Holdings), at short-term borrowing rates. At June 30, 1997, $17.0 million was due from Holdings, which includes $15.0 million to be paid to dissenters relating to the minority buy-out. (See Note 2 in "Notes to Condensed Consolidated Financial Statements" in this Form 10-Q and Note 2 to the Consolidated Financial Statements included in the Company's
Annual   Report   on    Form    10-K    for   the   year  ended
December 31, 1996, for more information about this transaction.)

The   Company   has   definitive  agreements    with   US  WEST
Communications, Inc., GTE North Incorporated and the City of Fairbanks to purchase certain telephone assets or operations in Minnesota, Michigan and Fairbanks, Alaska, respectively, for approximately $248 million in cash, which includes approxi-mately $20 million for cash to be acquired in the acquisitions. These acquisitions are subject to regulatory approvals expected to be received during 1997. The Company has signed letters

            Management's Discussion and Analysis of
        Financial Condition and Results of Operations


of intent or definitive agreements  to acquire  operations
representing  3,800  access   lines  for approximately $24
million.   The Company expects to fund  these acquisitions
through the issuance of external debt and internally generated funds.

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


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

         The trial in Pacific Telecom, Inc. v. Gabelli Funds,
                      _______________________________________
         Inc. et al.  was held from May 7 to May 14, 1997.  On
         __________
         May 15, 1997, the court ruled in favor of the Company, holding that $30.00 per share was the fair value of the Company's common stock on the date of the merger. On June 10, 1997, the dissenters filed a Notice of Appeal of this action to the United States Court of Appeals for the Ninth Circuit. See "Part I, Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, for more information about this lawsuit.


Item 5.  Other Information

         On June 11, 1997, PacifiCorp entered into an agreement to sell the outstanding common stock of the Company to Century for approximately $1.5 billion in cash in addition to Century's assumption of the Company's debt.
         The  sale  of  the   Company  is  subject  to  certain
         regulatory approvals which are expected to be received
         before the end  of  1997.   This  sale  supersedes the
         previously announced letter of intent between the Company and Century relating to the sale of Pacific Telecom Cellular, Inc.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
              10   Stock  Purchase   Agreement,  dated   as  of
                   June   11,  1997,  by   and among PacifiCorp
                   Holdings,   Inc.,   Pacific  Telecom,  Inc.,
                   Century   Telephone   Enterprises,  Inc. and
                   Century   Cellunet,   Inc.  (Incorporated by
                   reference   to    Exhibit  2.1   of  Century
                   Telephone    Enterprises,    Inc.'s  Current
                   Report   on   Form  8-K dated June 11, 1997,
                   File No. 1-7784.)
              12   Statements re Computation of Ratios
              27   Financial Data Schedule (filed electronically
                    only)

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


                                  Pacific Telecom, Inc.
                               __________________________
                                      (Registrant)




Date:  August 7, 1997             /s/James H. Huesgen
                               ______________________________
                                     James H. Huesgen
                                Executive Vice President and
                                  Chief Financial Officer