Form 10-Q
period 1997-09-30
PACIFIC TELECOM INC
filed 1997-11-07
CIK 96977

                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                             FORM 10-Q



 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
___ SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1997
                                ________________________________

                                OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

Commission file number        0-873
                       _________________________________________


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

Registrant's telephone number, including area code (360)905-5800
                                                   _____________

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


 Common Stock, no par value              100 shares
________________________________________________________________
      (Title of Class)        (Outstanding at October 31, 1997)

      REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL
             INSTRUCTION H (1) (A) AND (B) OF FORM 10-Q
AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                       PACIFIC TELECOM, INC.

                              INDEX
                              _____




PART I  FINANCIAL INFORMATION:                                 PAGE NO.
        _____________________                                  ________

        Item 1 - Financial Statements:

                 Consolidated Balance Sheets -
                     September 30, 1997 and December 31, 1996      3


                 Consolidated Statements of Income -
                     Three and nine months ended
                     September 30, 1997 and 1996                   4


                 Consolidated Statements of Cash Flows -
                     Nine months ended September 30, 1997
                     and 1996                                      5


                 Condensed Notes to Consolidated
                    Financial Statements                         6 - 8



        Item 2 - Management's Discussion and Analysis of
                    Financial Condition and Results
                    of Operations                                9 - 10




PART II OTHER INFORMATION:
        _________________

        Item 6 - Exhibits and Reports on Form 8-K                 11

        Signatures                                                12

PART I    FINANCIAL INFORMATION
Item 1. - Financial Statements

                          PACIFIC TELECOM, INC.
                       Consolidated Balance Sheets
                              (Unaudited)


                                 ASSETS
                                 ______


                                          September 30,     December 31,
                                              1997             1996
                                          _____________     ____________
                                                  (In thousands)
Current assets:
  Cash and temporary cash investments      $   10,179        $    9,421
  Accounts receivable                         105,486            97,705
  Accounts and notes receivable -
    affiliates (Note 2)                        12,650            62,345
  Material and supplies (at average cost)       9,842             8,676
  Inventory - North Pacific Cable              40,389            53,883
  Other                                         9,318             6,428
                                            _________         _________
     Total current assets                     187,864           238,458

Investments                                   120,213           131,621

Plant in service:
  Telecommunications                        1,791,298         1,631,443
  Other                                        22,646            22,444
  Less accumulated depreciation               819,763           721,462
                                            _________         _________
                                              994,181           932,425
  Construction work in progress                22,508            16,140
                                            _________         _________
     Net plant                              1,016,689           948,565

Intangible assets - net                       409,498           365,451

Deferred charges                               26,557            17,713
                                            _________         _________
     Total assets                          $1,760,821        $1,701,808
                                            _________         _________
                                            _________         _________



                  LIABILITIES AND SHAREHOLDER'S EQUITY
                  ____________________________________

Current liabilities:
  Currently maturing long-term debt        $   39,045        $   15,813
  Notes payable                                90,000            18,000
  Accounts payable                             50,814            48,138
  Accrued liabilities                          46,443            52,788
  Dissenters' rights (Note 2)                  15,043            27,930
  Accrued access and unearned revenue           5,014             7,216
                                            _________         _________
     Total current liabilities                246,359           169,885

Long-term debt                                478,842           527,906

Deferred income taxes (Note 4)                157,917           152,116

Unamortized investment tax credits              4,169             5,203

Other long-term liabilities                    54,492            51,607

Minority interest                              17,157            17,216

Shareholder's equity:
  Common stock                                    -                 -
  Additional paid-in capital                  225,943           225,943
  Retained earnings (Note 3)                  575,942           551,932
                                            _________         _________
     Total shareholder's equity               801,885           777,875
                                            _________         _________
     Total liabilities and
       shareholder's equity                $1,760,821        $1,701,808
                                            _________         _________
                                            _________         _________
[FN]
See accompanying notes to consolidated financial statements.
                           -3-


                          PACIFIC TELECOM, INC.
                    Consolidated Statements of Income
                               (Unaudited)


                                       Three Months Ended  Nine Months Ended
                                         September 30,       September 30,
                                       __________________  __________________
                                         1997      1996      1997      1996
                                        ______    ______    ______    ______
                                                    (In thousands)
Operating revenues:
  Local network service               $  39,545 $  35,530  $112,719  $101,970
  Network access service                 69,208    64,244   198,706   190,372
  Long distance network service             490       441     1,295     1,203
  Sales of cable capacity                12,300     6,030    12,412     8,279
  Cellular                               15,612    12,990    38,632    32,367
  Other                                  16,854    17,373    52,401    52,001
                                        _______   _______   _______   _______
     Total operating revenues           154,009   136,608   416,165   386,192
                                        _______   _______   _______   _______

Operating expenses:
  Plant support                          26,408    24,919    72,792    69,892
  Depreciation and amortization          27,209    25,644    80,420    76,532
  Other operating expense                 8,625     8,543    25,100    24,211
  Cost of cable sales                     9,030     5,126     9,084     6,652
  Customer operations                    11,538    11,705    33,187    34,179
  Administrative support                 14,666    14,350    46,790    45,349
  Taxes other than income taxes           5,456     4,766    15,588    14,553
                                        _______   _______   _______   _______
     Total operating expenses           102,932    95,053   282,961   271,368
                                        _______   _______   _______   _______

Operating income                         51,077    41,555   133,204   114,824
                                        _______   _______   _______   _______
Other income (expense):
  Interest expense                      (10,052)   (9,765)  (30,240)  (30,104)
  Interest income                         1,079       995     2,569     2,196
  Gain on sale of subsidiaries and
      investments                             -         -       1,317     3,705
  Equity income                           2,945     1,992     6,636     4,977
  Other                                  (1,171)   (1,331)   (6,802)   (6,405)
                                        _______   _______   _______   _______
      Other expense - net                (7,199)   (8,109)  (26,520)  (25,631)
                                        _______   _______   _______   _______

Income before income taxes               43,878    33,446   106,684    89,193

Income taxes (Note 4)                    16,613    13,011    41,797    34,697
                                        _______   _______   _______   _______

Net income                            $  27,265  $ 20,435 $  64,887  $ 54,496
                                        _______   _______   _______   _______
                                        _______   _______   _______   _______

    See accompanying notes to consolidated financial statements.

                          PACIFIC TELECOM, INC.
                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                           _________________
                                                             1997      1996
                                                           _______   _______
                                                             (In thousands)
Cash Flows from Operating Activities:
Net income                                                $ 64,887  $ 54,496
   Adjustments to reconcile net income
   to net cash provided by operating activities:
   Depreciation and amortization                            86,817    83,930
   Deferred income taxes and investment
    tax credits, net                                         6,189    15,386
   Gain on sale of subsidiaries and investments             (1,317)   (3,705)
   Gains from unconsolidated entities, net                  (6,636)   (4,996)
   Accounts receivable and other current assets             (5,474)  (26,498)
   Inventory - North Pacific Cable                           9,084     6,652
   Accounts payable and accrued liabilities                (12,247)   23,877
   Other                                                     7,273    (3,173)
                                                           _______   _______

     Net cash provided by operating activities             148,576   145,969
                                                           _______   _______

Cash Flows from Investing Activities:
   Construction expenditures                               (84,902)  (79,585)
   Cost of businesses acquired                            (105,410)      -
   Investments in and advances to affiliates                (5,711)   (6,495)
   Proceeds from sales of assets                            11,968     5,715
                                                           _______   _______

     Net cash used by investing activities                (184,055)  (80,365)
                                                           _______   _______

Cash Flows from Financing Activities:
   Increase (Decrease) in short-term debt                   47,000   (56,000)
      Change in affiliated notes                            34,435    (3,562)
      Proceeds from issuance of long-term debt                 -      51,740
      Dividends paid                                       (40,875)  (39,567)
      Payments of long-term debt                            (4,323)   (5,119)
                                                           _______   _______

     Net cash used by financing activities                  36,237   (52,508)
                                                           _______   _______

Increase in Cash and Temporary Cash Investments                758    13,096

Cash and Temporary Cash Investments at
  Beginning of Period                                        9,421     6,331
                                                           _______   _______

Cash and Temporary Cash Investments at
  End of Period                                           $ 10,179  $ 19,427
                                                           _______   _______
                                                           _______   _______

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the nine months ended September 30 for:
    Interest                                              $ 36,195  $ 35,727
    Income Taxes                                            25,296    12,489
 North Pacific Cable inventory reclassisfied
   to Telecommunications - Plant in service                  4,409       -
 Noncash Investing Activities:
   Liabilities assumed in connection with the
    acquisition of subsidiaries                              4,834       -


[FN]
       See accompany notes to consolidated financial statements.

       Condensed Notes to Consolidated Financial Statements
                         (Unaudited)



1. The consolidated financial statements include all normal adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position at September 30, 1997, and the consolidated results of operations for the three and nine months ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996. These consolidated financial statements should be read in conjunction with the financial statements and related notes included in the latest annual report filed on Form 10-K of Pacific Telecom, Inc. (Company). The consolidated results of operations presented herein are not necessarily indicative of the results to be expected for the year. The 1996 consolidated financial statements reflect certain reclassifications to conform to the current year presentation. These reclassifications have no effect on previously stated net income.

2. The Company is a wholly-owned subsidiary of PacifiCorp Holdings, Inc. (Holdings), which is a wholly-owned subsidiary of PacifiCorp. See "Part II, Item 5 - Other Information" in the Company's Form 10-Q for the quarter ended June 30, 1997, for information regarding the pending sale of all Pacific Telecom, Inc. outstanding common stock to Century Telephone Enterprises, Inc.

   The current liability for dissenters' rights decreased from the year end balance due to payments made to dissenting shareholders. See Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, for information related to the affiliated note for amounts to be paid dissenters relating to the minority buy-out. See "Part II, Item 1 - Legal Proceedings" in the Company's Form 10-Q for the quarter ended June 30, 1997, for information relating to a lawsuit involving dissenters and the Company.

3. Certain loan agreements contain provisions restricting the payment of cash dividends. Retained earnings of approximately
   $238.0 million were available for dividends and other distributions at September 30, 1997.


   The Company's ratio of earnings to fixed charges for the nine months ended September 30, 1997, calculated in accordance with Item 503 of Regulation S-K under the Securities Exchange
   Act of 1934, was 4.1 to 1.

4. The Company's effective combined state and federal income tax rates were 39.2 percent and 38.9 percent for the nine months ended September 30, 1997 and 1996, respectively.

         Condensed Notes to Consolidated Financial Statements
                           (Unaudited)


   The difference between taxes calculated at the statutory federal tax rates and the effective combined rates for 1997 and 1996 is reconciled as follows:

                                                     1997       1996
                                                     ____       ____

      Federal statutory rate                         35.0%      35.0%
      State income taxes, net of federal benefit      3.4        3.6
      Amortization of investment tax credits         (1.0)      (1.4)
      Amortization of excess deferred income taxes    (.4)       (.5)
      Amortization of excess cost                     1.6        1.8
      Other                                            .6         .4
                                                    _____      _____

      Effective tax rate                             39.2%      38.9%
                                                    _____       ____
                                                    _____       ____


      The components of income tax expense are as follows:


                                       Three Months Ended   Nine Months Ended
                                           September 30,        September 30,
                                        _________________    ________________
                                         1997       1996       1997     1996
                                        _______   _______    _______  _______
                                                 (In thousands)

      Federal income taxes              $14,155   $12,104    $36,065  $29,702
      State income taxes                  2,458       907      5,732    4,995
                                         ______    ______     ______   ______

                                        $16,613   $13,011    $41,797  $34,697
                                         ______    ______     ______   ______
                                         ______    ______     ______   ______

      Income taxes currently payable    $17,677   $   951    $35,556  $19,312
      Deferred income taxes                (711)   12,492      7,300   16,680
      Amortization of deferred
        investment tax credits             (353)     (432)    (1,059)  (1,295)
                                         ______    ______     ______   ______
                                        $16,613   $13,011    $41,797  $34,697
                                         ______    ______     ______   ______
                                         ______    ______     ______   ______



5. On September 30, 1997, the Company acquired local exchange assets in Minnesota representing 32 exchanges serving approximately 27,000 access lines from US WEST Communications, Inc. for approximately $103 million in cash. "Net Plant" increased $58.1 million and "Intangibles" increased $44.9 million as a result of the acquisition. Cash from operations of $98 million and an escrow account of $5 million included in "Investments" provided the cash to fund the acquisition.

6. On October 6, 1997, the Company acquired local exchange assets in Fairbanks, Alaska representing a single exchange serving approximately 34,000 access lines from the City of Fairbanks for approximately $84 million in cash. Additionally, $8 million were placed into escrow pending Federal Communications Commission approvals for cellular license transfer. Borrowings under other available banking arrangements and an escrow account provided most of the cash to fund the acquisition.

         Condensed Notes to Consolidated Financial Statements
                           (Unaudited)


7. On October 31, 1997, the Company acquired local exchange assets in Michigan representing eight exchanges serving approximately 12,000 access lines from GTE North Incorporated for approximately $34 million in cash. Borrowings under other available banking arrangements and an escrow account provided most of the cash to fund the acquisition.

Item 2.         Management's Discussion and Analysis of
             Financial Condition and Results of Operations*


                     Nine Months Ended September 30
                     ______________________________

Results of Operations
_____________________


The Company's net income for the nine months ended September 30, 1997 was $64.9 million, an increase of 19 percent compared to net income of $54.5 million for the same period in 1996. Operating income increased 16 percent or $18.4 million in the first nine months of 1997 compared to 1996. Operating income increased due to LEC internal access line growth, higher LEC enhanced services revenues, growth in cellular operations and cable operations and increased circuit sales.


Operating revenues for the first nine months of 1997 were $416.2 million, an increase of $30.0 million, or 7.8 percent, compared to the same period in 1996. Local network service revenues grew $10.7 million primarily due to higher LEC enhanced services revenues of $3.8 million, revenues from internal access line growth of $5.2 million and extended area service revenue of $.9 million.
Network access service revenue increased $8.3 million due to the effect of higher revenue requirements of $3.2 million, higher
LEC prior year revenue adjustments of $2.6 million and $3.2 million due to increased minutes of use. This increase was partially offset by decreases in Universal Service Fund support of $.9 million. Sales of cable capacity increased $4.1 million due to higher circuit sales. Cellular revenues increased $6.3 million due to customer growth. Other revenue increased $.4 million primarily due to $1.6 million received from AT&T relating to services provided to AT&T Alascom, higher LEC nonregulated customer premise equipment revenues of $1.0 million and higher cable lease and restoration revenues of $.8 million.
These increases in other revenue were offset by $3.7 million in lower billing and collection revenues due to contract modifications that resulted in service reductions.

Operating expenses in the first nine months of 1997 were $283.0 million, an increase of $11.6 million, or four percent, compared to the first nine months of 1996. Plant support increased $2.9 million due to the $2.0 million effect of LEC access line growth and $.9 million in increased lease circuits expense relating to frame relay and internet services. Depreciation expense increased $3.9 million mainly due to increased LEC plant balances. Cost of cable sales increased $2.4 million due to higher circuit sales. Administrative support was up $1.4 million compared to 1996 mainly due to $1.0 million for services provided to AT&T Alascom.

Other expense - net for the nine months of 1997 was $26.5 million, an increase of $.9 million or three percent from 1996. Gain on sale of subsidiaries and investments includes the sale of cellular properties in 1997 and 1996. Equity earnings from cellular and telephone investments increased $1.7 million in the first nine months of 1997 compared to the same period in 1996.

Income taxes increased $7.1 million due to the $6.3 million effect of higher taxable income and the $1.2 million effect of the sale of cellular properties in February 1997.


Acquisitions
____________

See Notes 5, 6 and 7 of the Condensed Notes to the Consolidated
Financial Statements relating to acquisitions closed in Minnesota, Fairbanks, Alaska and Michigan , respectively. Currently, the
Company has no material acquisitions pending.

_____________________________
    *Pursuant to General Instruction H (1)(a) and (b) of Form 10-Q, the Company is substituting a management's narrative analysis of results of operations for Item 2.

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations




Dispositions
____________

See "Part II, Item 5 - Other Information" in the Company's Form 10-Q for the quarter ended June 30, 1997 for information concerning the sale of Pacific Telecom Cellular, Inc. to Century Telephone
Enterprises, Inc. (Century) being superseded by PacifiCorp's sale of the Company to Century.


Liquidity and Capital Resources
_______________________________

During the nine months ended September 30, 1997, construction expenditures amounted to $84.9 million. These expenditures pertained mainly to network upgrades and internal growth of the Company's operations. The construction expenditures were funded primarily with commercial paper. In 1997, total construction expenditures, which are estimated at $137.0 million, are expected to be funded primarily through commercial paper. Included in total estimated construction expenditures is $22 million relating to the acquisitions that have closed during 1997. Cash from operations was slightly higher in the first nine months of 1997 compared to the first nine months of 1996 due to higher income.

The Company has access to funds through its $300 million revolving credit agreement which terminates in November 1999. At
September 30, 1997, no borrowings were outstanding under this agreement. The revolving credit agreement also serves as backup for a $100 million commercial paper program, under which $90 million was outstanding at September 30, 1997. The Company has a $200 million Series C Medium-term Note program under which
$133.5 million of notes were outstanding on September 30, 1997.
At September 30, 1997, the Company had approval from the Rural Telephone Bank to borrow $15.8 million in additional Rural
Utilities Service debt for certain construction projects.

The Company has an agreement that allows temporary cash advances to or from its parent, PacifiCorp Holdings, Inc. (Holdings), at short-term borrowing rates. At September 30, 1997, $10.6 million was due from Holdings, which includes $15.0 million to be paid to dissenters relating to the minority buy-out, net of borrowings from Holdings of $4.4 million. (See Note 2 in "Notes to Condensed Consolidated Financial Statements" in this Form 10-Q and Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, for more information about the dissenters transaction.)

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

PART II  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
              12 Statements re Computation of Ratios
              27 Financial Data Schedule (filed
                  electronically only)

         (b)  Reports on Form 8-K
              On Form 8-K dated September 30, 1997, under Item 5. "Other Events" the Company reported information with respect to the purchase of local exchange assets in Minnesota and Fairbanks, Alaska from US WEST Communications, Inc. and the City of Fairbanks, respectively.

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


                                         Pacific Telecom, Inc.
                                      __________________________
                                             (Registrant)






Date:   November 7, 1997                  /s/James H. Huesgen
                                         _____________________
                                             James H. Huesgen
                                       Executive Vice President and
                                          Chief Financial Officer